Form 10-K
period 1993-12-31
UNION TANK CAR CO
filed 1994-03-14
CIK 100923

                                                                            1993
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
    (Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [X]         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the year ended December 31, 1993

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [_]         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from           to

                        Commission file number:  2-26520

                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                              36-3104688
                --------                              ----------
      (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification Number)

225 W. Washington Street, Chicago, Illinois              60606
- -------------------------------------------              -----
 (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (312) 372-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
    Title of Each Class                                Which Registered
    -------------------                            ------------------------
          None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     No        .
                                         -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [  ].

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934 with respect to certain long-term debt of the registrant.

                             UNION TANK CAR COMPANY

                                   FORM 10-K

                          Year Ended December 31, 1993

                                    CONTENTS

Section                                                                     Page
- -------                                                                     ----

Part I.
 Item 1    Business.......................................................     2
 Item 2    Properties.....................................................     9
 Item 3    Legal Proceedings..............................................    10
 Item 4    Submission of Matters to a Vote of Security Holders............    10

Part II.
 Item 5    Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................    11
 Item 6    Selected Financial Data........................................    11
 Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    11
 Item 8    Financial Statements and Supplementary Data....................    14
 Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................    37

Part III.
 Item 10   Directors and Executive Officers of the Registrant.............    37
 Item 11   Executive Compensation.........................................    39
 Item 12   Security Ownership of Certain Beneficial Owners and Management.    40
 Item 13   Certain Relationships and Related Transactions.................    40

Part IV.
 Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    41
Signatures ...............................................................    42

                                     PART I

ITEM 1.  BUSINESS

General

UNION TANK CAR COMPANY, with its wholly-owned subsidiaries (herein collectively referred to, unless the context otherwise requires, as the "Company") was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly-owned subsidiary of Marmon Industrial Corporation, an indirect wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

Railcar Leasing, Services and Sales

The principal activity of the Company is the leasing of railway tank cars and other railcars to United States, Canadian and Mexican manufacturers and other shippers of chemicals products, including liquid fertilizers, petroleum products, including liquefied petroleum gas, food products and bulk plastics. The Company owns and operates one of the largest fleets of privately-owned railway tank cars in the world.

As of December 31, 1993, the Company's fleet was comprised of approximately 51,000 tank cars and 13,500 railway cars of other types. Approximately 22,260 cars were added to the lease fleet during the ten years ended December 31, 1993. These cars accounted for approximately 38% of total lease revenues during 1993. Most of the Company's cars were built by the Company or to its specifications and the balance were purchased from other sources.

The Company added approximately 2,630 new cars to its lease fleet during 1993, including approximately 2,290 tank cars with an average capacity of approximately 23,560 gallons, and approximately 2,100 new cars during 1992, including approximately 1,900 tank cars with an average capacity of approximately 23,850 gallons. During 1993 the Company sold or retired approximately 1,310 cars, including approximately 850 tank cars with an average capacity of approximately 14,940 gallons, and during 1992 the Company sold or retired approximately 2,660 cars, including approximately 1,200 tank cars with an average capacity of approximately 13,650 gallons.

Management estimates that tank cars carrying chemicals and acids account for the greatest portion of total leasing revenues, followed in order by compressed gases (particularly liquefied petroleum gas and anhydrous ammonia), refined petroleum products (such as gasoline, fuel oils and asphalt), food products and liquid fertilizers.

A significant portion of the revenues from the Company's non-tank car fleet derives from hopper cars carrying bulk plastics. The remaining non-tank car revenues are attributable to cars which serve the lumber, dry bulk chemical, coal and sulphur industries.

The Company builds tank cars primarily for use in its leasing business. In addition, the Company builds cars for sale to others. Generally, the Company only manufactures a car following the receipt of a firm order for the lease or sale of such car. During 1993, 1992 and 1991, the Company manufactured an aggregate of approximately 2,450, 2,260 and 2,110 tank cars, respectively, of which approximately one-third were sold to third parties.

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and for periods ranging from one to twenty years. The average term of leases entered into during 1993 for newly-manufactured cars was approximately seven years. The average term of leases entered into during 1993 for other cars was approximately four years. Under the terms of most leases the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads.

The Company markets its cars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To insure optimum utilization of the U.S., Canadian and Mexican lease fleets, the Company maintains fleet data processing systems which contain information relative to each car, including its mechanical specifications, maintenance and repair data and lease terms.

The Company has generally followed the practice of financing additions to its fleet by borrowing 75% to 80% of the funds required through the issuance of equipment obligations. The Company's long-term equipment obligations are generally payable over a period of fifteen to twenty years, which is considerably less than the estimated useful life of the equipment. In addition, in 1992 the Company entered into ten separate sale-leaseback transactions pursuant to which it sold and leased back (under operating leases) an aggregate of approximately 2,100 railcars. The average term of the Company's leases (as lessor) is substantially less than the average maturity of the equipment obligations and the average terms of the operating leases (as lessee); however, the aggregate rentals to be received in the future under existing leases are substantial and exceed the total of the principal payments due under the equipment obligations and the minimum lease payments due (as lessee) under the operating leases. The following table sets forth the minimum rentals to be received in relation to the debt maturities under outstanding equipment obligations, the minimum lease payments due (as lessee) under all operating leases and the cost of the fleet. The table excludes outstanding commercial paper and, for periods prior to January, 1990, excludes reductions in the Company's advances to its parent, both of which were used as interim financing for additions to the Company's railcar fleet. The figures shown are the minimum future rentals under leases in effect at the dates indicated. Based upon its historical experience, the Company expects that the cars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases and related interest and other expenses to be incurred in the future cannot be ascertained and therefore are not reflected in this table.

                                                  December 31,
                                 -----------------------------------------------
                                  1993      1992      1991      1990      1989
                                 -------  --------  --------  --------  --------
                                             (Dollars in Millions)
Total minimum future rentals
  to be received (as lessor)    $1,215.8  $1,190.3  $1,211.6  $1,168.3  $1,092.7
Principal amount of equipment
  obligations (1)                  869.0     846.0     925.5     913.6     864.3
Total minimum future lease
  payments for noncancellable
  operating leases (as lessee)     270.8     280.7      26.2      36.4      31.7

Minimum future rentals due
  within one year (as lessor)      327.9     321.0     316.4     307.5     282.6
Principal amount of equipment
  obligations due within one
  year, net of amounts held
  for sinking fund purposes         80.7      71.4      71.2      65.0      73.0
Minimum future lease payments
  for noncancellable operating
  leases due within one year
  (as lessee)                       14.2       9.0       3.2       4.3       4.1

Gross cost of fleet              2,392.7   2,283.8   2,403.8   2,229.9   2,098.4
Depreciated cost of fleet        1,523.8   1,477.4   1,619.2   1,509.2   1,425.1

For the year ended:
  Railcar rentals, including
  direct financing leases          397.8     388.1     372.6     348.7     330.0

  (1) Includes $143.0 million principal amount of unsecured senior notes issued by the Company in 1990, the proceeds of which were used to retire certain higher coupon railcar obligations.

Approximately 62% of the Company-owned fleet of railcars is pledged to secure equipment obligations. The remaining cars are free of liens.

The Company maintains repair facilities located at strategic points throughout the United States and Canada. In addition to the work performed by the Company, certain maintenance and repair work is performed for the Company's account by railroads, when railroad inspection determines the need for such work under the code of the Association of American Railroads ("AAR").

The Company is not a common carrier and is not subject to regulation or supervision by the Interstate Commerce Commission. The Company's railcars are subject to regulations governing construction, safety and maintenance promulgated by the Department of Transportation ("DOT") and various other government agencies and by the AAR. These regulations have required and may in the future require the Company to make significant modifications to certain of its cars from time to time.

The Company's principal facilities for manufacturing and assembling tank cars are located in East Chicago, Indiana and Oakville, Ontario, Canada. The Company also operates a network of shops for repairing and servicing railcars, with the principal shops located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland and Longview, Texas; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan. In addition, on January 13, 1994, the Company purchased certain assets, located in Sheldon, Texas, that were used in the repair of railcars and other assets that were in the past used to manufacture railcars.

Other Activities

The Company is engaged in several other activities, as described below.

Fasteners

The Company's fastener business, which is conducted through several wholly-owned subsidiaries, consists of manufacturing and distributing a wide range of fasteners in the United States and Canada to the construction industry and manufacturers of furniture, household appliances, industrial and agricultural equipment.

Sulphur Processing

A subsidiary of the Company provides sulphur producers in Canada with various services, including the processing of liquefied sulphur into crystalline slates and granules and the storage and shipping of the product. The subsidiary also designs, manufactures and sells sulphur processing plants worldwide.

Liquefied Petroleum Gas Storage

A subsidiary of the Company operates several underground liquefied petroleum gas storage caverns in Canada as a service to producers and sellers of liquefied petroleum gas.

Segment Data

The principal activity of the Company's primary industry segment is railcar leasing, services and sales.

Information with regard to the Company's industry and geographic segments is as follows (dollars in millions):


Industry Segments                          1993       1992       1991
                                         ---------  ---------  ---------
Revenues
  Railcar leasing, services and sales    $  441.9   $  550.0   $  414.8
  Other                                      71.4       76.1       78.5
                                         --------   --------   --------
    Total segments                          513.3      626.1      493.3
  Interest income (principally from
    advances to parent)                      10.4       15.8       28.1
  Corporate/unallocated                       (.6)      (1.2)       (.6)
                                         --------   --------   --------
                                         $  523.1   $  640.7   $  520.8
                                         ========   ========   ========
Operating income
  Railcar leasing, services and sales    $  171.9   $  168.3   $  163.9
  Other                                       6.3        4.8        7.8
                                         --------   --------   --------
    Total segments                          178.2      173.1      171.7
  Interest income (principally from
   advances to parent)                       10.4       15.8       28.1
  Interest expense                          (96.6)    (105.4)    (117.3)
  Corporate/unallocated                      (1.5)      (2.3)      (1.2)
                                         --------   --------   --------
                                         $   90.5   $   81.2   $   81.3
                                         ========   ========   ========
Assets, at December 31
  Railcar leasing, services and sales    $1,773.4   $1,696.6   $1,850.2
  Other                                      46.6       48.7       58.4
                                         --------   --------   --------
    Total segments                        1,820.0    1,745.3    1,908.6
  Advances to parent                        202.3      283.1      302.2
  Corporate/unallocated                      32.6       34.9       43.0
                                         --------   --------   --------
                                         $2,054.9   $2,063.3   $2,253.8
                                         ========   ========   ========
Capital expenditures
  Railcar leasing, services and sales    $  172.9   $  141.9   $  220.7
  Other                                       2.9        4.0        5.6
                                         --------   --------   --------
                                         $  175.8   $  145.9   $  226.3
                                         ========   ========   ========

Depreciation
  Railcar leasing, services and sales    $   95.2   $   99.4   $   90.7
  Other                                       4.4        5.6        6.3
                                         --------   --------   --------
                                         $   99.6   $  105.0   $   97.0
                                         ========   ========   ========

         Geographic Segments             1993       1992       1991
                                       ---------  ---------  ---------
Revenues
  United States                        $  361.5   $  469.2   $  311.8
  Canada                                  147.2      151.8      176.0
  Mexico                                    4.6        5.1        5.5
                                       --------   --------   --------
    Total segments                        513.3      626.1      493.3
  Interest income (principally from
   advances to parent)                     10.4       15.8       28.1
  Corporate/unallocated                     (.6)      (1.2)       (.6)
                                       --------   --------   --------
                                       $  523.1   $  640.7   $  520.8
                                       ========   ========   ========
Operating income
  United States                        $  130.0   $  122.3   $  113.1
  Canada                                   45.7       48.4       55.6
  Mexico                                    2.5        2.4        3.0
                                       --------   --------   --------
    Total segments                        178.2      173.1      171.7
  Interest income (principally from
   advances to parent)                     10.4       15.8       28.1
  Interest expense                        (96.6)    (105.4)    (117.3)
  Corporate/allocated                      (1.5)      (2.3)      (1.2)
                                       --------   --------   --------
                                       $   90.5   $   81.2   $   81.3
                                       ========   ========   ========
Assets, at December 31
  United States                        $1,375.6   $1,280.2   $1,376.5
  Canada                                  429.0      448.5      513.2
  Mexico                                   15.4       16.6       18.9
                                       --------   --------   --------
    Total segments                      1,820.0    1,745.3    1,908.6
  Advances to parent                      202.3      283.1      302.2
  Corporate/unallocated                    32.6       34.9       43.0
                                       --------   --------   --------
                                       $2,054.9   $2,063.3   $2,253.8
                                       ========   ========   ========

Intersegment sales are immaterial. Segment operating income includes segment revenue less operating expenses directly traceable to the segment and an allocation of common expenses benefiting more than one segment.

Major Customers

Revenues from any one customer did not exceed 4% of consolidated or industry segment revenues.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier in any industry segment being significant. In the opinion of management the Company will have adequate availability of applicable raw materials in the future.

Foreign Operations

The Company does not believe that there are unusual risks attendant to its foreign operations.

Competition

All the activities of the Company are in competition with similar activities carried on by other companies. In particular, there are several companies engaged in the business of leasing tank cars in the United States and Canada. The largest competitor is General American Transportation Corporation (including its Canadian affiliate, Canadian General Transit Company, Limited). The other principal competitors in the tank car business are ACF Industries, Incorporated, and General Electric Railcar Services Corporation. The principal competitive factors are price, service and product design.

Manufacturing Backlog

The Company builds tank cars primarily for use in its leasing business and the number of cars added in any one year is a small fraction of the Company's total fleet. Additionally, for tank cars built for sale to customers, the Company delivers against orders within a relatively brief period of time. Therefore, backlog is not material to the Company's business or an understanding thereof.

Employees

As of December 31, 1993, the Company had approximately 3,570 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years the Company has attempted to identify and remediate potential problem areas. In 1993 the Company spent approximately $4.7 million on remediation and related matters, compared with $3.7 and $2.8 million in 1992 and 1991, respectively. The Company expects to spend approximately $8 million in 1994 on similar activities, including approximately $3 million for capital expenditures. The Company has approximately $2.5 million accrued for environmental liabilities at December 31, 1993, and management currently believes this accrual is adequate.

In October, 1990, the Pennsylvania Office of Attorney General and the Pennsylvania Department of Environmental Resources ("DER") commenced an investigation of alleged violations of the Pennsylvania Solid Waste Management Act with respect to the handling of solid and hazardous waste material at the Company's railcar repair facility in Altoona, Pennsylvania. The Board of Directors of the Company authorized special counsel to conduct an internal investigation of the allegations made against the Altoona facility. The Company is satisfied with current operations at the facility.

The Pennsylvania DER has requested that the Company cooperate voluntarily in a site assessment of areas of potential environmental contamination at the facility. The Pennsylvania Attorney General's office has advised the Company's counsel that it would like to discuss an amicable resolution of the criminal investigation. The Company is unable to predict whether satisfactory settlement of the allegations will occur, whether the Pennsylvania authorities will go forward with their investigations, or whether any civil or criminal proceedings will be initiated against it.

In March, 1993, the EPA filed an administrative complaint alleging the Company violated certain inspection, recordkeeping, and other requirements of the Toxic Substances Control Act with respect to electrical transformers containing PCB fluids at the Company's East Chicago, Indiana facility. The EPA proposed a penalty of $103,400 with respect to the alleged violations. The Company has answered the complaint and raised certain defenses. The Company has been engaged in informal settlement negotiations. The matter is still under discussion.

In June, 1993, the EPA filed an administrative complaint alleging the Company violated (S)313 of the Emergency Planning and Community Right-to-Know Act of 1986 by failing to submit Toxic Chemical Release Inventory Reporting Forms relating to its use of certain chemicals in manufacturing operations at its East Chicago, Indiana facility during calendar years 1987-1990. The EPA proposed a civil penalty in the amount of $524,000. The Company has denied the allegations of the complaint and has requested a formal hearing to contest the EPA's allegations and the proposed penalty. The Company is engaging in informal settlement negotiations with the EPA.

In August, 1992, the EPA issued an administrative order alleging that the Company discharged waste waters containing pollutants in excess of permissible amounts in violation of the Clean Water Act and the terms of three industrial waste water discharge permits held by the Company at its East Chicago, Indiana facility. In July, 1993, the EPA issued a new administrative order which, in part, extended the pretreatment standards compliance deadline to February, 1994 and set forth a compliance schedule for the completion of a new pretreatment system at this facility. Other reporting and monitoring requirements of the prior administrative order were retained. The Company is complying with the terms of the new administrative order.

The Company has been designated as a Potentially Responsible Party by the EPA at five sites: American Chemical Services, Inc., Griffith, IN; Auto Ion Chemical Company, Kalamazoo, MI; Douglassville Disposal Site, Union Township, PA; Whitehouse Waste Oil Pits Site, Jacksonville, FL; and Grandville Solvents Site, Grandville, OH. Costs incurred to date have not been material, either individually or in the aggregate. Because of the Company's minimal involvement at these sites, management of the Company believes that future costs related to these sites will not be material, either individually or in the aggregate.

Management of the Company does not anticipate that the resolution of any of the matters discussed above will have a material adverse affect on the Company's results of operations, financial condition or business.


ITEM 2.  PROPERTIES

In the opinion of management, the Company's properties are substantially adequate and suitable for their intended use.

Railcars

The Company owns approximately 95 percent of its total lease fleet of 64,500 railcars, of which 51,000 are tank cars and 13,500 are other railway freight cars. Of the approximately 61,360 owned cars, 23,500 are free of liens. Cars which are not owned are leased from others under long-term net leases.

Car Servicing and Repair Shops

The Company operates a network of shops for repairing and servicing railcars. The principal shops owned by the Company are located at Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Sheldon and Longview, Texas; Edmonton, Alberta; and Oakville, Ontario. Several other repair shops and small repair points are strategically located throughout the United States and Canada.

At any one time, less than 3.0% of the cars in the lease fleet are normally in the Company's shops for repair and maintenance.

Railcar Manufacturing and Assembling Facilities

The Company's plants for the manufacturing and assembling of tank cars are located at East Chicago, Indiana and Oakville, Ontario, together occupying approximately 130 acres.

Liquefied Petroleum Gas Storage Facilities

A subsidiary of the Company owns several underground liquefied petroleum gas storage caverns in Canada.

Other Properties

In connection with its other business activities, the Company owns (either directly or through its subsidiaries) fastener manufacturing facilities in
Ashland, Ohio; Milton, Ontario; and Montreal, Quebec.   In addition,
subsidiaries of the Company which manufacture fasteners lease several small plants in the United States and Canada. The Company and its subsidiaries maintain numerous sales and business offices and warehouses, most of which are leased, throughout the United States and Canada.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims (including legal fees), and, in the opinion of management, ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations. See discussion of Environmental Matters in ITEM 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                          Year Ended December 31,
                           -----------------------------------------------------
                             1993       1992       1991       1990       1989
                           ---------  ---------  ---------  ---------  ---------
                                          (Dollars in Thousands)

Services and net sales    $  504,823 $  618,007 $  483,416 $  462,684 $  477,388
Net income                   129,730     48,382     45,024     22,140     62,351
Ratio of earnings to
 fixed charges                  1.89       1.76       1.69       1.73       2.00
At year end:
  Total assets             2,054,867  2,063,267  2,253,760  2,195,171  1,958,406
  Long-term obligations      869,440    869,656  1,059,072  1,042,041    832,696

See Item 7 for a discussion of the increases in 1993 net income and 1992 services and net sales. 1990 net income included a $15.3 million extraordinary loss on retirement of debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1993 versus 1992

Results of Operations
- ---------------------

Service revenues increased $19.4 million primarily due to the effect of cars added to the railcar lease fleet since 1992 and higher repair revenues offset
slightly by lower revenues from sulphur service operations.   Gross profit was
relatively unchanged from 1992.

In June, 1992, the Company entered into ten separate sale-leaseback transactions in which it sold for $124.9 million an aggregate of 2,073 railcars. Excluding these 1992 sale-leaseback transactions, net sales revenues in 1993 decreased approximately $7.7 million due to lower railcar and sulphur plant sales.

Other income decreased $4.4 million due to reduced interest income resulting from lower interest rates as well as lower average outstanding balance on advances to the Company's parent.

Interest expense decreased $8.8 million primarily due to a decline in the average outstanding commercial paper balance as well as a lower average effective interest rate on debt outstanding.

Provision for income taxes increased due to the effect of the increase in the federal statutory tax rate.

Net income in 1993 included an $80.0 million credit to earnings for the cumulative effect of a change in accounting principle related to accounting for income taxes. See further discussion under "Change in Accounting Principles" below.

Financial Condition
- -------------------

Operating activities provided $183.8 million of cash in 1993. These funds, along with the commercial paper borrowings, net of amounts advanced to parent, were used to provide interim financing for railcar additions, service long-term debt and pay dividends to the Company's stockholder. It is the Company's policy to pay a quarterly dividend to its stockholder equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

Management expects future cash to be provided by operating activities, commercial paper borrowings and long-term railcar financings will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The Company also has a $150.0 million liquidity back-up revolving credit facility supporting the commercial paper programs. However, no borrowings have occurred under this facility and none are currently anticipated.

In 1993, the Company spent $175.8 million for the construction and purchase of railcars and other fixed assets. The Company received $15.1 million in proceeds from disposals of railcars and other fixed assets. The Company also decreased its advance to its parent company by $89.2 million. Overall, net cash used in investing activities was $72.8 million.

In May, 1993, the Company issued $100.0 million in long-term equipment trust pass through certificates to finance additions to its railcar fleet at an annual interest rate of 6.5%. Other financing activities of the Company included $8.4 million for the repayment of commercial paper obligations, $78.8 million for principal repayments on debt, $17.7 million to repay an advance to an affiliate and $90.0 million for dividends. Net cash used in financing activities was $94.9 million.

As more fully discussed in note 21 to the consolidated financial statements, on January 13, 1994, the Company acquired certain assets located in Sheldon, Texas for approximately $24.3 million. In addition, on March 2, 1994, the Company issued $100.0 million in long-term equipment trust certificates to finance additions to its railcar fleet at an annual interest rate of 6.6%.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

1992 versus 1991

Results of Operations
- ---------------------

Revenues from railcar services increased $15.0 million from 1991 primarily due to the impact of cars added to the railcar lease fleet during 1991 and 1992. Other service revenues, primarily sulphur processing, decreased $4.8 million.

On June 30, 1992, the Company entered into ten separate sale-leaseback transactions with trusts for the benefit of certain institutional investors pursuant to which it sold (at approximately book value) an aggregate of 2,073 railcars, including 1,570 tank cars. As a result of these transactions, the Company recorded sales revenue of $124.9 million. The sale-leaseback transactions therefore account for the $124.4 million increase in consolidated net sales revenues in 1992 as compared to 1991.

Other income decreased $14.7 million primarily due to lower interest income resulting from lower interest rates on advances to the Company's parent.

Income taxes as a percentage of income before taxes decreased due to reduced effective tax rates on foreign income.

Financial Condition
- -------------------

Operating activities provided $175.6 million of cash. These funds, along with the commercial paper borrowings, net of amounts advanced to parent, were used to provide interim financing for railcar additions, service long-term debt and pay dividends to the Company's stockholder.

As discussed above, the Company entered into ten separate sale-leaseback transactions that provided aggregate sales revenue of $124.9 million. Net of $145.9 million spent for the construction and purchase of railcars and other fixed assets, and $71.1 million provided by other investing activities, net cash provided by investing activities was $50.1 million.

The Company did not enter into any new railcar debt financing in 1992. The Company spent $104.3 million for the repayment of commercial paper obligations, $72.3 million for principal repayments on debt and $33.0 million for dividends.

Changes in Accounting Principles
- --------------------------------

As more fully discussed in note 9 to the consolidated financial statements, effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of the adoption of this new standard resulted in a $80.0 million credit to earnings in 1993. The new standard, however, had no effect on the Company's cash flow.

The Financial Accounting Standards Board has issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement will have no material impact on the Company's financial position or results of operations since the Company's employee benefit programs do not include significant postemployment benefits.

The Financial Accounting Standards Board has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, since the Company does not currently have investments in these types of securities, there will be no impact on the Company's consolidated financial statements.

Other Matters
- -------------

The Company has certain environmental matters currently outstanding, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                           And Supplemental Schedules

                                                                            Page
                                                                            ----

  Report of Independent Auditors..........................................    15

  Financial Statements -

    Consolidated statement of income for each of the three years in
      the period ended December 31, 1993..................................    16

    Consolidated balance sheet - December 31, 1993 and 1992...............    17

    Consolidated statement of stockholder's equity for each of the three
      years in the period ended December 31, 1993.........................    18

    Consolidated statement of cash flows for each of the three
      years in the period ended December 31, 1993.........................    19

    Notes to consolidated financial statements............................    20

  Supplemental Schedules -

    Schedule V - Property.................................................    43

    Schedule VI - Accumulated Depreciation................................    44

                         REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14
(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended December 31, 1993.



                                       ERNST & YOUNG


Chicago, Illinois
March 9, 1994.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)

                                           For the Year Ended December 31,
                                      -----------------------------------------
                                        1993            1992             1991
                                      ---------       --------         --------
Revenues
   Services (leasing and other)       $433,904        $414,502         $404,320
   Net sales                            70,919         203,505           79,096
                                      --------        --------         --------
                                       504,823         618,007          483,416
   Other income                         18,272          22,718           37,406
                                      --------        --------         --------
                                       523,095         640,725          520,822
                                      --------        --------         --------

Costs and expenses
   Cost of services                    226,059         207,983          202,219
   Cost of sales                        55,341         192,538           67,529
   General and administrative           54,629          53,609           52,560
   Interest                             96,584         105,417          117,263
                                      --------        --------         --------
                                       432,613         559,547          439,571
                                      --------        --------         --------

Income before income taxes
  and cumulative effect of a
  change in accounting principle        90,482          81,178           81,251
                                      --------        --------         --------

Provision for income taxes
   Current                              10,151          24,959           21,153
   Deferred                             33,342          10,843           18,134
   Deferred investment tax credits      (2,741)         (3,006)          (3,060)
                                      --------        --------         --------
                                        40,752          32,796           36,227
                                      --------        --------         --------

Income before cumulative effect of
  a change in accounting principle      49,730          48,382           45,024

Cumulative effect of a change in
  accounting principle related to
  accounting for income taxes           80,000               -                -
                                      --------        --------         --------

Net income                            $129,730        $ 48,382         $ 45,024
                                      ========        ========         ========

Ratio of earnings to fixed charges        1.89            1.76             1.69
                                          ====            ====             ====

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                     ASSETS

                                                               December 31,
                                                          ----------------------
                                                             1993        1992
                                                          ----------  ----------

Cash and cash equivalents                                 $   34,013  $   18,682
Accounts receivable, primarily due within one year,
  less allowance for doubtful accounts of $4,911 in
  1993 and $5,200 in 1992                                     61,501      55,233
Inventories                                                   50,424      46,634
Affiliate demand note                                          2,076           -
Prepaid expenses and deferred charges                          8,041       7,957
Advances to parent company,
   principally at LIBOR plus 1%                              202,255     283,053
Railcar lease fleet, net                                   1,523,843   1,477,410
Fixed assets, net                                            104,973     101,289
Investment in direct financing lease                          39,736      42,650
Other assets                                                  28,005      30,359
                                                          ----------  ----------
        Total assets                                      $2,054,867  $2,063,267
                                                          ==========  ==========

LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                                          $   16,404  $   14,614
Accrued liabilities                                          121,400     107,493
Due to affiliate                                                   -      17,708
Borrowed debt                                                951,031     942,907
                                                          ----------  ----------
                                                           1,088,835   1,082,722
Deferred items
   Income taxes                                              451,812     502,840
   Investment tax credits                                     28,590      31,805
                                                          ----------  ----------
                                                             480,402     534,645
Stockholder's equity
   Common stock, no par value; 1,000 shares authorized
     and issued                                              106,689     106,689
   Additional capital                                          4,652       4,652
   Retained earnings                                         374,289     334,559
                                                          ----------  ----------
     Total stockholder's equity                              485,630     445,900
                                                          ----------  ----------
        Total liabilities, deferred items and
          stockholder's equity                            $2,054,867  $2,063,267
                                                          ==========  ==========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                  Years Ended December 31, 1993, 1992 and 1991

                             (Dollars in Thousands)



                                 Common   Additional  Retained
                                 Stock     Capital    Earnings     Total
                                --------  ----------  ---------  ---------
Balance at December 31, 1990    $106,689      $4,652  $305,153   $416,494

Net income                             -           -    45,024     45,024
Cash dividends                         -           -   (31,000)   (31,000)
                                --------  ----------  --------   --------

Balance at December 31, 1991     106,689       4,652   319,177    430,518

Net income                             -           -    48,382     48,382
Cash dividends                         -           -   (33,000)   (33,000)
                                --------  ----------  --------   --------

Balance at December 31, 1992     106,689       4,652   334,559    445,900

Net income                             -           -   129,730    129,730
Cash dividends                         -           -   (90,000)   (90,000)
                                --------  ----------  --------   --------

Balance at December 31, 1993    $106,689      $4,652  $374,289   $485,630
                                ========  ==========  ========   ========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                 For the Year Ended December 31,
                                                                ----------------------------------
                                                                   1993         1992       1991
                                                                -----------  ----------  ---------
Cash flows from operating activities:
  Net income                                                     $ 129,730   $  48,382  $  45,024
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                                 99,997     106,179     98,178
      Cumulative effect of a change in accounting principle        (80,000)          -          -
      Other non-cash income and expense                                469      (1,714)     1,156
      Changes in assets and liabilities
        Accounts receivable                                         (7,294)      6,887    (12,046)
        Inventories                                                 (5,656)          7      3,005
        Prepaid expenses and deferred charges                         (102)      2,085      2,080
        Accounts payable and accrued expenses                       16,065       6,811      7,590
        Deferred taxes                                              30,601       7,837     15,074
        Other                                                            -        (849)       308
                                                                 ---------   ---------  ---------
Net cash provided by operating activities                          183,810     175,625    160,369

Cash flows from investing activities:
  Proceeds from disposals of railcars and other fixed assets        15,094     133,933     13,583
  Proceeds from disposals of box cars                                    -      21,688          -
  Decrease in advance to parent                                     89,228      36,522     60,489
  Decrease (increase) in other assets and investments                  754        (212)     2,971
  Construction and purchase of railcars and
    other fixed assets                                            (175,827)   (145,878)  (226,257)
  Loan to affiliate                                                 (2,076)          -          -
  Collection of demand note and long-term receivables                   17       4,000      4,831
                                                                 ---------   ---------  ---------
Net cash provided by (used in) investing activities                (72,810)     50,053   (144,383)
                                                                 ---------   ---------  ---------

Cash flows from financing activities:
  Net commercial paper borrowings (repayments)                      (8,429)   (104,337)    12,200
  Net proceeds from issuance of long-term debt                     100,000           -     76,857
  Principal payments of long-term debt                             (78,803)    (72,260)   (65,798)
  Repayment of advance from affiliate                              (17,708)    (17,391)    (2,253)
  Cash dividends                                                   (90,000)    (33,000)   (31,000)
                                                                 ---------   ---------  ---------
Net cash used in financing activities                              (94,940)   (226,988)    (9,994)
                                                                 ---------   ---------  ---------

Effect of exchange rates on cash and cash equivalents                 (729)     (1,943)       846
                                                                 ---------   ---------  ---------
Net increase (decrease) in cash                                     15,331      (3,253)     6,838

Cash and cash equivalents at beginning of year                      18,682      21,935     15,097
                                                                 ---------   ---------  ---------

Cash and cash equivalents at end of year                         $  34,013   $  18,682  $  21,935
                                                                 =========   =========  =========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)


1.  Ownership

UNION TANK CAR COMPANY, with its wholly-owned subsidiaries (herein collectively referred to, unless the context otherwise requires, as the "Company") is a wholly-owned subsidiary of Marmon Industrial Corporation ("MIC") and an indirect subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.  Summary of Accounting Principles and Practices

  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Lessor Accounting

Operating Leases - Most of the Company's railcar leases are classified as operating leases. Aggregate rentals from operating leases are reported as revenue ratably over the life of the lease. Expenses, including depreciation and maintenance, are charged against such revenues as incurred.

Direct Financing Leases - Some of the Company's railcar leases and other rental equipment are classified as direct financing leases. Gross investment in leases (minimum lease payments plus estimated residual values) less the cost of the equipment is designated as unearned income. This unearned income is recognized over the life of the lease based upon the "constant yield method" or similar methods which generally result in an approximate level rate of return on the investment.

  Depreciation and Fixed Assets Accounting

Railcars and fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are principally: railcars, 20-30 years; buildings and improvements, 20-30 years; and machinery and equipment, 4-25 years.

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful life or, if shorter, the remaining useful life of the related asset. Maintenance and repairs are charged to expense when incurred. Gain or loss on disposals is included in other income, except for railcar disposals which are included in cost of services.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

  Deferred Income Taxes

The Company provides deferred taxes for temporary differences between pre-tax accounting income and taxable income (principally related to railcar depreciation).

  Deferred Investment Tax Credits

United States investment tax credits (as generated through 1986 and to the extent not transferred to lessees) and Canadian investment tax credits result in a reduction of current or deferred income taxes and are due primarily to investments in certain new railcars. Investment tax credits retained are deferred and amortized over the estimated useful lives of the related assets.

  Foreign Currency Translation

All assets and liabilities are translated at exchange rates in effect at the date of translation. Average exchange rates are used for revenues, costs and expenses and income taxes.

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 1993 and 1992, MIC absorbed gains of $57 and $140, respectively. For the year ended December 31, 1991, MIC absorbed a loss of $79.

  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

  Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.

  Fair Value of Financial Instruments

All book value amounts for financial instruments approximate the instruments' fair value except for the borrowed debt discussed in Note 8.

  Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

3.  Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout the United States, Canada and Mexico. The Company leases to a wide variety of customers, and no customer accounted for more than 4% of consolidated lease revenues. The leases involve one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 1993 for newly-manufactured cars was approximately seven years. The average term of leases entered into during 1993 for other cars was approximately four years. Under the terms of most of the leases the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future rentals to be received on railcar leases at December 31, 1993, are as follows:

                                    Direct       Operating
                               Financing Leases    Leases      Total
                               ----------------  ----------  ----------

            1994                        $ 3,453  $  324,473  $  327,926
            1995                          3,524     250,178     253,702
            1996                          4,068     187,058     191,126
            1997                          4,068     133,336     137,404
            1998                          4,068      87,854      91,922
            1999 and after               10,690     202,999     213,689
                                        -------  ----------  ----------
                    Totals              $29,871  $1,185,898  $1,215,769
                                        =======  ==========  ==========


The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                       December 31,
                                   --------------------
                                     1993       1992
                                   ---------  ---------

Minimum future lease rentals       $ 29,871   $ 35,097
Estimated residual values             9,147      9,562
                                   --------   --------

Gross investment                     39,018     44,659
Less unearned income                (12,799)   (15,362)
                                   --------   --------
Net investment                     $ 26,219   $ 29,297
                                   ========   ========

Classified as
  Railcar lease fleet (cost)       $ 32,082   $ 33,805
  Less accumulated depreciation      (5,863)    (4,508)
                                   --------   --------
                                   $ 26,219   $ 29,297
                                   ========   ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

4.  Railcar Lease Fleet and Fixed Assets

                                            December 31,
                                      ------------------------
                                         1993         1992
                                      -----------  -----------
Railcar lease fleet
  Gross cost                          $2,392,731   $2,283,839
  Less accumulated depreciation         (868,888)    (806,429)
                                      ----------   ----------
                                      $1,523,843   $1,477,410
                                      ==========   ==========
Fixed assets, at cost
  Land                                $    4,486   $    4,452
  Buildings and improvements              74,221       73,329
  Machinery and equipment                179,645      175,436
                                      ----------   ----------
                                         258,352      253,217
     Less accumulated depreciation      (153,379)    (151,928)
                                      ----------   ----------
                                      $  104,973   $  101,289
                                      ==========   ==========

5.  Investment in Direct Financing Lease

In 1987 one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18 year period.

Minimum future rentals to be received on the lease as of December 31, 1993 are as follows (at December 31, 1993 exchange rate):


      1994              $ 4,573
      1995                4,573
      1996                4,573
      1997                4,573
      1998                4,573
      1999 and after     42,553
                        -------
          Total         $65,418
                        =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

The investment is recoverable from future lease payments and estimated residual value, as follows (at year-end exchange rates):

                                        December 31,
                                    -------------------
                                      1993       1992
                                    --------   --------

    Minimum future lease rentals    $ 65,418   $ 73,945
    Estimated residual value          17,932     18,692
                                    --------   --------

    Gross investment                  83,350     92,637
    Less unearned income             (43,614)   (49,987)
                                    --------   --------
    Net investment                  $ 39,736   $ 42,650
                                    ========   ========

6.  Lease Commitments

The Company, as lessee, has entered into long-term leases for railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:

                                        December 31,
                                     -----------------
                                       1993      1992
                                     -------   -------

    Capitalized lease cost           $15,957   $15,904
    Less accumulated depreciation     (6,558)   (6,025)
                                     -------   -------
                                     $ 9,399   $ 9,879
                                     =======   =======

On June 30, 1992, the Company entered into ten separate sale-leaseback transactions with trusts for the benefit of certain institutional investors pursuant to which it sold (at approximately book value) and leased back an aggregate of 2,073 railcars, including 1,570 tank cars. The Company may reacquire the railcars subject to one or more of the leases by purchasing the beneficial interests in the related trusts at fair value on January 2, 2009 in the case of four leases and January 2, 2010 in the case of the other six leases. Each lease expires on January 2, 2014.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

At December 31, 1993, future minimum rental commitments for all noncancellable leases are as follows:

                                                             Sale-      Other
                                              Capitalized  Leaseback  Operating
                                                 Leases      Leases     Leases
                                              -----------  ---------  ---------

  1994                                          $ 2,998     $  9,801   $  4,421
  1995                                            2,998       10,364      3,534
  1996                                            2,998       10,271      2,945
  1997                                            1,541       10,264      2,232
  1998                                               85       10,252      2,186
  1999 and after                                    255      186,095     18,456
                                                -------     --------   --------
                                                 10,875     $237,047   $ 33,774
                                                            ========   ========

  Less amount representing interest              (3,208)
                                                -------
  Present value of minimum lease payments         7,667
  Less current portion                           (1,681)
                                                -------
  Long-term obligation at December 31, 1993     $ 5,986
                                                =======


7. Accrued Liabilities

                                                                 December 31,
                                                             -------------------
                                                               1993       1992
                                                             --------   --------

  Interest                                                   $ 17,318   $ 17,692
  Insurance                                                    15,250     13,149
  Amounts held on customers' accounts                          15,225      9,677
  Retirement benefits                                          14,505     14,421
  Rent                                                         11,027      5,272
  Minority interest in partnership                             10,018      9,314
  Deferred income                                               8,164      7,902
  Other                                                        29,893     30,066
                                                             --------   --------
                                                             $121,400   $107,493
                                                             ========   ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

8. Borrowed Debt

                                                          December 31,
                                                       ------------------
                                                         1993      1992
                                                       --------  --------
Equipment obligations, payable periodically
    through 2008 at 6.50%-15.55% (average rate
    10.01% as of December 31, 1993 and 10.52%
    as of December 31, 1992)                           $725,982  $702,958
Senior notes, 9.75%, due in 1997                        143,000   143,000
Other long-term borrowings (average rate
    12.20% as of December 31, 1993 and
    11.79% as of December 31, 1992)                      29,640    36,111
Commercial paper (net of $91 and $162
    discount; with average yields of 3.42% and
    3.75% as of December 31, 1993 and 1992)              52,409    60,838
                                                       --------  --------
                                                       $951,031  $942,907
                                                       ========  ========


Equipment obligations above include $7,667 and $9,081 of capitalized leases and are secured by railcars with an original cost of $1,597,476 and $1,497,439 at December 31, 1993 and 1992, respectively. The senior notes contain certain provisions regarding asset sales and sale-leaseback restrictions. As of December 31, 1993, the Company is in compliance with all debt covenants.

In January, 1990, the Company began issuing commercial paper. As a liquidity back-up to the issuance of commercial paper, the Company and MIC entered into a revolving credit agreement, as amended, with several banks that provides aggregate short-term commitments of up to $150 million. Under the credit agreement, loans with maturities of up to six months may be issued. Under the terms of the credit agreement the Company must maintain available unused credit thereunder equal to 100% of the commercial paper outstanding at any time. The restrictive covenants under the credit agreement require MIC, among other things, to maintain consolidated net worth at specified minimum levels and achieve defined levels of cash flow from operations. The Company is not separately subject to these covenants. The Company's debt under the credit agreement is guaranteed by MIC but the Company does not guarantee MIC's debt under the credit agreement. MIC does not guarantee payment of the Company's commercial paper indebtedness. Interest rates on the commercial paper and on the debt under the credit agreement are based on rates in effect at the time the commercial paper is placed or the debt is incurred. Expenses associated with the credit agreement (approximately $370 in 1993 and $300 in 1992) are included in interest expense. The credit agreement expires in May, 1995. The Company has no amounts outstanding under the credit agreement at December 31, 1993. The Company's Canadian subsidiaries have approximately $13,817 of credit lines available on a no-charge basis. No amounts were outstanding as of December 31, 1993.

Maturities of debt obligations for the years 1994 - 1998 are $577,690, as follows: $81,591 in 1994, $125,843 in 1995, $74,570 in 1996, $218,599 in 1997
and $77,087 in 1998.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

The estimated fair value of borrowed debt is as follows:

                                   December 31,
                              ----------------------
                                 1993        1992
                              ----------  ----------

Equipment obligations         $  856,341  $  791,246
Senior notes                     163,970     154,577
Other long-term borrowings        40,830      45,279
Commercial paper                  52,409      60,838
                              ----------  ----------
                              $1,113,550  $1,051,940
                              ==========  ==========


The current fair value of the Company's borrowed debt is estimated by discounting the future interest and principal cash flows at the Company's estimated incremental borrowing rate at the respective year-end for debt with similar maturities. The Company currently anticipates holding all borrowed debt obligations until maturity.

9.  Income Taxes

The Company is included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with MIC, federal income taxes, before consideration of investment tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, MIC on this basis. If deductions and credits available to Holdings' entire consolidated group exceed those which can be used on the return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

Effective January 1, 1993, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) and, accordingly, changed from the deferred method to the asset and liability approach to accounting for income taxes. The cumulative effect of this accounting change as of that date is reflected in the accompanying consolidated statement of income as an $80,000 credit to earnings for the cumulative effect of a change in accounting principle. This item represents a non-cash credit to earnings, as it merely reflects the new, lower net deferred income tax liability calculated under the new accounting method as compared to the net liability recorded under the former income tax accounting method. Adoption of the new accounting method did not change the tax arrangement with MIC, had no effect on income before taxes and cumulative effect of a change in accounting principle and has no past or future impact on the cash flows related to income taxes.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

Under the provisions of the Revenue Reconciliation Act of 1993 (enacted on August 10, 1993) the corporate federal income tax rate increased from 34% to 35%, effective January 1, 1993. The rate change increased the 1993 provision for income taxes $7,300 due to the effect of the increased tax rate on the net deferred income tax liability which existed as of the enactment date of the law.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The December 31, 1993 net deferred income tax liability of $451,812 shown in the accompanying consolidated balance sheet is composed of $492,225 in deferred tax liabilities, partially offset by $40,413 in deferred tax assets. These deferred income tax assets and (liabilities) result from the following temporary differences:


              Excess of tax over book depreciation             $(456,558)
              Other                                              (35,667)
                                                               ---------
                        Gross liabilities                       (492,225)

              Expenses per books not yet deductible for tax       27,054
              Alternative minimum tax and other tax credits       13,359
                                                               ---------
                        Gross assets                              40,413
                                                               ---------
                              Net liability                    $(451,812)
                                                               =========

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next fifteen years) in the gross amount of $14,000. These assets have been assigned a 100% valuation reserve due
to significant uncertainty as to ultimate realizability.   There have been no
changes in any asset valuation reserves for the year ended December 31, 1993.

Undistributed earnings of the Company's non-U.S. subsidiaries reflect full
provision for non-U.S. income taxes.   However, since the earnings are
indefinitely reinvested in non-U.S. operations, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of any such liability.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

The following summarizes the provision for income taxes on income before the cumulative effect of a change in accounting principle:

                                    Asset and
                                    Liability
                                      Method     Deferred Method
                                    ----------  ------------------
                                       1993       1992      1991
                                    ----------  --------  --------
State
  Current                             $   144   $   154   $   229
  Deferred                              2,276     2,451     1,930
Federal
  Current                              (5,524)    9,117     4,047
  Deferred                             33,886     8,912    15,000
  Deferred investment tax credit       (1,868)   (1,869)   (1,998)
Foreign
  Current                              15,531    15,688    16,877
  Deferred                             (2,820)     (520)    1,204
  Deferred investment tax credit         (873)   (1,137)   (1,062)
                                      -------   -------   -------
      Total                           $40,752   $32,796   $36,227
                                      =======   =======   =======


In 1990 and 1991, the Company provided for U.S. alternative minimum tax, $9,280 and $3,859 of which has been credited to regular income tax liabilities in 1993 and 1992, respectively. In 1993, 1992 and 1991 the Company paid foreign withholding taxes of $627, $2,651 and $4,606, respectively.

Income tax expense is based upon domestic and foreign income before taxes and the cumulative effect of a change in accounting principle as follows:

                1993     1992     1991
               -------  -------  -------
Domestic       $64,248  $54,677  $49,608
Foreign         26,234   26,501   31,643
               -------  -------  -------
     Total     $90,482  $81,178  $81,251
               =======  =======  =======


                    UNION TANK CAR COMPANY AND SUBSIDIARIES

Income tax effects of significant items which resulted in effective tax rates of 45.0% in 1993, 40.4% in 1992, and 44.6% in 1991 follow:

                                               Asset and
                                               Liability
                                                 Method     Deferred Method
                                               ----------  ------------------
                                                  1993       1992      1991
                                               ----------  --------  --------
Federal income taxes at statutory rates of
 35% in 1993 and 34% in 1992 and 1991            $31,669   $27,601   $27,625
Increase (decrease) resulting from:
  Effect of statutory tax rate increase on
   deferred taxes                                  7,300         -         -
  Amortization of investment tax credits          (2,741)   (3,006)   (3,167)
  State income taxes, net of federal income
    tax benefit                                    1,573     1,719     1,425
  Excess tax provided on foreign income            3,529     6,819    10,878
  Other, net                                        (578)     (337)     (534)
                                                 -------   -------   -------
        Total income taxes                       $40,752   $32,796   $36,227
                                                 =======   =======   =======

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefitted.

The components of the provision for deferred taxes for the years ended December 31, 1992 and 1991 (calculated under the deferred method) are as follows:


                                                 1992      1991
                                               --------   -------
Excess of tax over book depreciation           $ 24,623   $30,662
Gain on fixed assets in excess of book          (17,531)   (1,545)
Alternative minimum tax                           3,859    (9,380)
Foreign tax credits                               1,455    (1,112)
All other, net                                   (1,563)     (491)
                                               --------   -------
                                               $ 10,843   $18,134
                                               ========   =======

10. Contingencies

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

The Company self-insures certain exposures in its risk management plan. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

The company has certain environmental matters currently outstanding, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of this Form 10-K.

11.  Pension Benefits

Substantially all of the Company's employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 1993, 1992 and 1991 was $5,164, $4,963 and $5,200,
respectively.

As of December 31, 1993, the Company's domestic defined benefit plans were either in the process of being terminated (and their benefits frozen) or were completely terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Certain foreign subsidiaries sponsor unfunded defined benefit plans which cover substantially all of their regular, full-time employees. Benefits are based on both years of service and compensation. Defined benefit pension plan expense was $371, $291 and $462 for 1993, 1992 and 1991, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $7,167 and $7,367 at December 31, 1993 and 1992.

12.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, medicare supplements and other limitations. In 1990, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recorded a liability for the present value of the estimated future costs of vested health care and life insurance benefits. The new accounting method has no impact on the Company's cash funding for retiree benefits. At December 31, 1993 and 1992, the liability for postretirement health care and life insurance benefits was $4,294 and $4,000, respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $590, $546 and $506 in 1993, 1992 and 1991, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

13. Other Income

                                                   1993      1992      1991
                                                 -------   -------   -------
Interest income                                  $10,375   $15,803   $28,081
Earned income on direct financing leases           8,037     7,623     8,413
Goodwill amortization                               (407)      (10)      (10)
Minority interest in net income                     (704)     (668)     (588)
Other                                                971       (30)    1,510
                                                 -------   -------   -------
                                                 $18,272   $22,718   $37,406
                                                 =======   =======   =======

Interest income presented above includes interest earned on advances to MIC as described in Note 17.

14.  Supplementary Profit and Loss Information

                                                    1993     1992     1991
                                                  -------  -------  -------

Maintenance and repairs                           $95,909  $94,184  $97,790
                                                  =======  =======  =======
Rents                                             $16,476  $ 4,652  $ 3,405
                                                  =======  =======  =======
Payroll taxes                                     $ 9,029  $ 9,057  $ 8,709
                                                  =======  =======  =======
Property taxes                                    $ 5,537  $ 5,210  $ 4,084
                                                  =======  =======  =======


Royalties, advertising and research and development costs are less than 1% of consolidated revenues.

15.  Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times that interest expense, amortization of debt discount and the interest component of rent expense were covered by income before income taxes and cumulative effect of a change in accounting principle and such interest, amortization and the interest component of rentals.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

16.  Summarized Financial Information of Procor Limited

Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                       December 31,
                                    ------------------
                                      1993      1992
                                    --------  --------
Balance Sheet:
Railcar lease fleet, net            $257,333  $283,693
All other assets                     145,022   138,909
Borrowed debt                        160,736   160,067
All other liabilities                163,222   192,351

                            Years Ended December 31,
                          ----------------------------
                              1993      1992      1991
                          --------  --------  --------
Statement of Income:
Services and net sales    $119,848  $112,983  $126,270
Gross profit                40,446    42,763    46,316
Net income                  11,345    11,380    12,543

Services and net sales in 1993 and 1991 include $16,168 and $13,050, respectively, representing the sale of railcars to UTLX International, Inc., a wholly-owned subsidiary of the Company.

17.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.


        Service   Interest  Management  Insurance  Interest
        Revenues   Income    Expense     Billed    Expense
        --------  --------  ----------  ---------  --------

1993      $1,404   $ 9,786      $4,783     $2,102    $  300
1992       4,647    14,667       4,658      2,962     2,177
1991       5,075    26,012       4,539      2,219     3,382

The Company leases 486 box cars under net long-term leases of 15 to 20 years to WCTU Railway Company, an affiliated company. Revenues from these leases are classified in the preceding table as service revenues.

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $202,393 and $284,030 at December 31, 1993 and 1992,
respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC amounting to a payable of $138 and $977 at December 31, 1993 and 1992, respectively, have been included in Advances to Parent Company.

Management fees are paid to The Marmon Group, Inc. ("Marmon"), an indirect subsidiary of Holdings and an affiliate of MIC, for certain services provided by Marmon's officers and employees including services with respect to accounting, tax, finance, legal and related matters which Marmon provides to certain of Holdings' divisions, subsidiaries and affiliates. Marmon provides these services to the Company because it is considered more cost efficient to provide such services in this manner.

The management fee which Marmon charges to the Company and other entities that it manages is determined in the following manner. First, budgeted administrative expenses of Marmon for the twelve month period following the date of computation (including wages, salaries and related expenses, rent, utilities, travel expenses and other similar expenses, but excluding extraordinary and non-recurring items) are multiplied by the average of the following three percentages (each of which is given equal weight): (1) the percent of the sales and services revenues of the Company to the total sales and services revenues of all managed entities, including the Company; (2) the percent of the assets of the Company to the assets of all managed entities, including the Company;
and (3) the percent of the net income of the Company to the net income of all managed entities, including the Company. In making this computation, Marmon uses sales and services revenues and net income from the beginning of the year to the approximate date of computation and assets at that date.

Marmon's management takes the amount derived from this formula and applies discretion to determine the final management fee to be charged. The factors which are considered include matters such as the following: any known operating problems and risks that require or may require additional time to be devoted to the Company by Marmon's management; significant expansion programs; significant contracts; unusual tax or accounting matters; and the experience and length of service of the Company's management.

Included in the preceding table as insurance billed are $159 in 1993, $879 in 1992 and $1,064 in 1991 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

In 1986, the Company entered into a partnership with an affiliate for the purpose of purchasing used railcars. The Company's investment as of December 31, 1993 and 1992 was $40,070 and $37,254, respectively, which represents 80% ownership in this partnership. The minority partner's interest in the partnership at December 31, 1993 and 1992 is $10,018 and $9,314, respectively, which is included in accrued liabilities. The minority interest in income, $704, $668 and $588 for the years ended December 31, 1993, 1992 and 1991, respectively, is reflected in other income.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

18. Quarterly Data (Unaudited)

                                                    Three Months Ended
                                          --------------------------------------
                                          March 31   June 30  Sept. 30  Dec. 31
                                          --------  --------  --------  --------
1993
  Net sales and services revenues         $122,054  $128,359  $123,105  $131,305
  Cost of sales and services                70,604    70,274    67,627    72,895
                                          --------  --------  --------  --------
  Gross profit                              51,450    58,085    55,478    58,410
  Income before cumulative effect of
    a change in accounting principle        10,877    14,894     8,188    15,771

  Net income                              $ 90,877  $ 14,894  $  8,188  $ 15,771
                                          ========  ========  ========  ========

1992
  Net sales and service revenues          $122,002  $245,845  $116,648  $133,512
  Cost of sales and services                67,165   191,290    61,076    80,990
                                          --------  --------  --------  --------
  Gross profit                              54,837    54,555    55,572    52,522

  Net income                              $ 11,849  $ 11,487  $ 14,997  $ 10,049
                                          ========  ========  ========  ========

1991
  Net sales and service revenues          $121,550  $114,498  $122,124  $125,244
  Cost of sales and services                66,877    61,716    65,338    75,817
                                          --------  --------  --------  --------
  Gross profit                              54,673    52,782    56,786    49,427

  Net income                              $ 14,599  $  9,390  $ 15,226  $  5,809
                                          ========  ========  ========  ========

In the first quarter of 1993, the Company recorded an $80,000 credit to earnings to reflect the adoption of SFAS 109. In the third quarter, the Company recorded a $7,300 charge to earnings to reflect the effect of the statutory tax rate increase on deferred taxes. See Note 9.

In the second quarter of 1992, included in net sales and service revenues and cost of sales and services is $124,886 related to sale-leaseback transactions. See Note 6.

In the fourth quarter of 1991, the Company recorded a $4,238 charge for the writedown of the carrying value of box cars leased to an affiliated entity.

The substantial decrease in the fourth quarter of 1992 and 1991 earnings was primarily attributed to the Company's inability to benefit from certain foreign tax credits.

Net sales and service revenues in 1991 and 1992 have been restated above to reflect the reclassification of certain lease revenues to conform with the 1993 presentation.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

19.  Supplementary Disclosures of Cash Flow Information

                                           1993      1992      1991
                                          -------  --------  --------
Cash paid during the year for:
  Interest (net of amount capitalized)    $94,470  $107,342  $113,898
  Income taxes                             21,212    23,984    18,718

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the decrease in advance to parent.

20.  Industry Segment Information

The Company's industry and geographic data are found under the "Segment Data" caption of Item 1 of this Form 10-K. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

21.  Subsequent Events

On January 13, 1994, the Company purchased certain assets, located in Sheldon, Texas, that were used in the repair of railcars, assets that were in the past used to manufacture railcars and other assets used in the manufacture of heads for metal containers.

On March 2, 1994, the Company issued $100,000 in long-term equipment trust certificates to finance additions to its railcar fleet. Principal will be due annually through 2009, beginning February, 1995. The certificates bear interest at a rate of 6.6% per annum. Maturities of this obligation are as follows:
$6,666 in 1995, $6,666 in 1996, $6,666 in 1997, $6,666 in 1998, $6,666 in 1999
and $66,670 thereafter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                     First Elected
        Name           Age           Positions or Offices             to Position
- ---------------------  ---  ---------------------------------------  -------------
Sidney H. Bonser        69                 Director                           1969
                                     Senior Vice President                    1972

Kenneth P. Fischl       44       Manager - Tank Car Marketing
                                      and Administration                      1979
                                Vice President Fleet Management               1981
                                        Vice President                        1992
                                 Executive Vice President and
                               General Manager Tank Car Division              1992
                                  President Tank Car Division                 1993

Stephen G. Dinsmore     63             Group Controller                       1976
                            Senior Vice President Tank Car Division           1976
                                        Vice President                        1982

Robert C. Gluth         69                 Director                           1981
                                   Executive Vice President                   1981
                                and served as Treasurer between
                               February, 1986 and January, 1987
                                    and since October, 1989

Jay A. Pritzker         71                 Director                           1981
                                     Chairman of the Board                    1981

Robert A. Pritzker      67                 Director                           1981
                                           President                          1981

Robert W. Webb          54              General Counsel                       1986
                                           Secretary                          1986

Sidney H. Bonser

Mr. Bonser is also Executive Vice President of each of The Marmon Corporation ("TMC"), MIC and The Marmon Group, Inc. ("Marmon"). TMC, MIC and Marmon are affiliates of the Company.

Kenneth P. Fischl

Mr. Fischl was appointed President of the Tank Car Division in February, 1993. He was appointed a Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July, 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager - Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981. He held this position until assuming his current responsibilities.

Stephen G. Dinsmore

Mr. Dinsmore was elected a Vice President of the Company in January, 1982. He joined the Tank Car Division in 1961 as an Internal Auditor and became an Audit Supervisor in 1964. He became Assistant Controller in 1966, Vice President-Controller in 1970 and Senior Vice President of the division in February, 1976.

Robert C. Gluth

Mr. Gluth is Executive Vice President and a Director of MIC, Vice President, Treasurer and a Director of Holdings, Executive Vice President and Director of TMC, and Executive Vice President and a Director of Marmon. Mr. Gluth is also Treasurer of each of TMC, MIC and Marmon.

Jay A. Pritzker

Mr. Jay A. Pritzker is Chairman of the Board of each of MIC, Holdings, TMC and Marmon. Mr. Pritzker is also a partner in the law firm of Pritzker & Pritzker, and Chairman of the Board of Hyatt Corporation.

Robert A. Pritzker

Mr. Robert A. Pritzker is President and a Director of each of MIC, Holdings, TMC and Marmon. Mr. Pritzker is also a director of Hyatt Corporation.

Robert W. Webb

Mr. Webb is Secretary and a Vice President of each of MIC, Holdings, TMC and Marmon.

Messrs. Jay A. Pritzker and Robert A. Pritzker are brothers. There are no other family relationships among the directors and executive officers of the Company.

Directors and executive officers are elected for a term of one year, or until a successor is appointed.

Other Directorships

Mr. Robert A. Pritzker and Mr. Gluth are Directors of TIE/communications, Inc. Other than that, none of the members of the Company's Board of Directors are members of the board of directors of companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or of a company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

Sidney H. Bonser, Senior Vice President; Kenneth P. Fischl, Vice President; and Stephen G. Dinsmore, Vice President, were the only executive officers of the Company who in the year ended December 31, 1993, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 1993 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, have been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 17.

Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Bonser, Mr. Fischl and Mr. Dinsmore:

                           Summary Compensation Table

                                               Annual Compensation
                                              ---------------------     All Other
Name and Principal Position            Year   Salary ($)  Bonus ($)  Compensation ($) *
- ------------------------------------  ------  ----------  ---------  ------------------
Sidney H. Bonser,
  Senior Vice President of the          1993    346,900     86,000               27,900
  Company                               1992    330,500     86,000               27,500
                                        1991    315,000     86,000               27,000

Kenneth P. Fischl,
  Vice President of the Company         1993    183,200     37,000               17,800
  and President and General             1992    148,100     24,000               14,900
  Manager of the Tank Car Division    1991**

Stephen G. Dinsmore,
  Vice President of the Company         1993    154,500     26,500               16,200
  and Senior Vice President of          1992    148,100     24,500               15,900
  the Tank Car Division                 1991    141,100     21,000               15,000

    * Represents the aggregate amounts of Company contributions to defined contribution plans on behalf of each of the named individuals.

    ** Prior to 1992, Mr. Fischl was not an executive officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

MIC, a Delaware corporation having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100% of the Company's issued and outstanding common stock. MIC is an indirect subsidiary of Holdings. Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas
J. Pritzker, deceased.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

See "Notes to Consolidated Financial Statements," Note 17.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                       Page
                                                                       ----
a)  1.    Financial Statements -

          Consolidated statement of income for each of the three years in the period ended December 31, 1993......................  16
          Consolidated balance sheet  - December 31, 1993 and 1992....  17
          Consolidated statement of stockholder's equity for each of the three years in the period ended December 31, 1993......  18
          Consolidated statement of cash flows for each of the three years in the period ended December 31, 1993................  19
          Notes to consolidated financial statements..................  20

    2.    Financial Statement Schedules -
           V  - Property..............................................  43
           VI - Accumulated Depreciation..............................  44

    3.    Index to Exhibits...........................................  45



b)    Reports on Form 8-K

      There were no reports on Form 8-K for the three months ended December 31, 1993.

      All other schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                             UNION TANK CAR COMPANY
                                  (Registrant)


                        By: /s/ R.C. GLUTH
                           ------------------------
                                R.C. Gluth
                           Executive Vice President

Dated:  March 9, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                              Title               Date
- ---------                              -----               ----

/s/  Jay A. Pritzker       Chairman of the Board           March 9, 1994
- -------------------------   and Director
     Jay A. Pritzker

/s/  Robert A. Pritzker    President and Director          March 9, 1994
- -------------------------   (principal executive officer)
     Robert A. Pritzker

/s/  R.C. Gluth            Executive Vice President        March 9, 1994
- -------------------------   and Director and Treasurer
     R.C. Gluth             (principal financial officer
                            and principal accounting
                            officer)


/s/  Sidney H. Bonser      Senior Vice President           March 9, 1994
- -------------------------   and Director
     Sidney H. Bonser

                                                                      Schedule V

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                                    PROPERTY
                             (Dollars in Thousands)

                                                                         Other Fixed Assets
                                                   --------------------------------------------------------------
                                        Railcar               Buildings    Machinery             Total
                                         Lease                   and          and          Other         Total
                                         Fleet      Land    Improvements   Equipment   Fixed Assets    Property
                                      -----------  -------  -------------  ----------  -------------  -----------
Balance December 31, 1990             $2,229,919   $4,076        $68,067    $162,444       $234,587   $2,464,506

Additions at cost                        206,660      316          3,647      15,634         19,597      226,257
Retirements, sales and translation       (32,745)     112            (84)     (2,259)        (2,231)     (34,976)
                                      ----------   ------        -------    --------       --------   ----------

Balance December 31, 1991              2,403,834    4,504         71,630     175,819        251,953    2,655,787

Additions at cost                        129,847      209          4,793      11,029         16,031      145,878
Retirements, sales and translation      (249,842)    (261)        (3,094)    (11,412)       (14,767)    (264,609)
                                      ----------   ------        -------    --------       --------   ----------

Balance December 31, 1992              2,283,839    4,452         73,329     175,436        253,217    2,537,056

Additions at cost                        156,962      110          2,444      16,311         18,865      175,827
Retirements, sales and translation       (48,070)     (76)        (1,552)    (12,102)       (13,730)     (61,800)
                                      ----------   ------        -------    --------       --------   ----------

Balance December 31, 1993             $2,392,731   $4,486        $74,221    $179,645       $258,352   $2,651,083
                                      ==========   ======        =======    ========       ========   ==========

                                                                     Schedule VI

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                            ACCUMULATED DEPRECIATION
                             (Dollars in Thousands)

                                                                  Other Fixed Assets
                                                 ------------------------------------------------------
                                       Railcar     Buildings    Machinery       Total          Total
                                        Lease         and          and          Other       Accumulated
                                        Fleet    Improvements   Equipment   Fixed Assets   Depreciation
                                      ---------  -------------  ----------  -------------  -------------
Balance December 31, 1990             $720,679        $30,889    $104,584       $135,473     $  856,152

Provision                               82,708          2,807      11,498         14,305         97,013
Retirements, sales and translation     (18,749)          (133)     (2,123)        (2,256)       (21,005)
                                      --------        -------    --------       --------     ----------

Balance December 31, 1991              784,638         33,563     113,959        147,522        932,160

Provision                               90,732          2,851      11,382         14,233        104,965
Retirements, sales and translation     (68,941)        (1,559)     (8,268)        (9,827)       (78,768)
                                      --------        -------    --------       --------     ----------

Balance December 31, 1992              806,429         34,855     117,073        151,928        958,357

Provision                               84,972          3,006      10,368         13,374         98,346
Retirements, sales and translation     (22,513)          (889)    (11,034)       (11,923)       (34,436)
                                      --------        -------    --------       --------     ----------

Balance December 31, 1993             $868,888        $36,972    $116,407       $153,379     $1,022,267
                                      ========        =======    ========       ========     ==========

Railcars and fixed assets are depreciated to estimated salvage value over their estimated useful lives on the straight line method. For railcars, the salvage value is the estimated scrap value of their steel content. The estimated useful lives are principally: railcars, 20-30 years; buildings and improvements 20-30 years; and machinery and equipment, 4-25 years.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                 ITEM 14 (a)(3)



Exhibit 3    Articles of incorporation and by-laws
     3(a)     Restated Certificate of Incorporation of the Company, as
               filed with the Secretary of State of Delaware on September 2, 1982 (which was filed as Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982, and is incorporated herein by reference)

     3(b)    By-Laws of the Company, as adopted November 25, 1987
              (which was filed as Exhibit 3(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and is incorporated herein by reference)


Exhibit 12   Statements re computation of ratios
              The computation of the Ratio of Earnings to Fixed Charges
               (summarized in Note 15 to the consolidated financial
               statements)...............................................   46


Exhibit 22   Subsidiaries of the registrant..............................   47


Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.