Form 10-Q
period 1994-03-31
UNION TANK CAR CO
filed 1994-05-09
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


     [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994

                                       OR

     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission file number 2-26520
                         ------------------------------


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


              225 West Washington Street, Chicago, Illinois 60606
              ---------------------------------------------------
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:  (312) 372-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X             No
                      ----------------        ----------

There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to
Section 15(d) of the Securities Exchange Act of 1934 with respect to certain long-term debt of the registrant.

Included in this filing are 10 pages, sequentially numbered in the bottom center of each page.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                Page
                                                                ----
Part I.  Financial Information

      Item 1.

            Condensed consolidated statement of income -
               three months ended March 31, 1994 and 1993         3

            Condensed consolidated balance sheet -
               March 31, 1994 and December 31, 1993               4

            Condensed consolidated statement of cash flows -
               three months ended March 31, 1994 and 1993         5

            Notes to condensed consolidated financial
               statements                                       6 - 7
      Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations    7 - 8

Part II.  Other Information

      Item 1.

            Legal Proceedings                                     9

      Item 6.

            Exhibits and Reports on Form 8-K                      9

Signatures                                                       10

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           1994       1993
                                                         ---------  ---------

Revenues
  Services (leasing and other)                           $109,865   $103,851
  Net sales                                                24,142     18,203
                                                         --------   --------
                                                          134,007    122,054
  Other income                                              3,254      4,491
                                                         --------   --------
                                                          137,261    126,545
                                                         --------   --------

Costs and expenses
  Cost of services                                         57,308     54,606
  Cost of sales                                            19,247     15,998
  General and administrative                               13,404     13,523
  Interest                                                 23,981     24,263
                                                         --------   --------
                                                          113,940    108,390
                                                         --------   --------

Income before income taxes and cumulative effect
  of a change in accounting principle                      23,321     18,155
                                                         --------   --------

Provision for income taxes
   Current                                                  4,566      3,739
   Deferred                                                 4,974      4,182
   Deferred investment tax credits                           (651)      (643)
                                                         --------   --------
                                                            8,889      7,278
                                                         --------   --------

Income before cumulative effect of a change in
  accounting principle                                     14,432     10,877

Cumulative effect of a change in accounting principle
  related to accounting for income taxes                        -     80,000
                                                         --------   --------

Net income                                               $ 14,432   $ 90,877
                                                         ========   ========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                          March 31,     December 31,
                                             1994           1993
                                          ----------    ------------

Cash and cash equivalents                 $   40,677    $   34,013
Accounts receivable                           62,179        61,501
Inventories                                   59,816        50,424
Due from affiliate                             1,992         2,076
Prepaid expenses and deferred charges          9,019         8,041
Advances to parent company,
  principally at LIBOR plus 1%               267,115       202,255
Railcar lease fleet, net                   1,522,284     1,523,843
Fixed assets, net                            124,619       104,973
Investment in direct financing lease          37,972        39,736
Other assets                                  26,816        28,005
                                          ----------    ----------
                                          $2,152,489    $2,054,867
                                          ==========    ==========

             LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                          $   13,983    $   16,404
Accrued liabilities                          129,192       121,400
Borrowed debt                              1,039,405       951,031
                                          ----------    ----------
                                           1,182,580     1,088,835

Deferred items
   Income taxes                              452,292       451,812
   Investment tax credits                     27,555        28,590
                                          ----------    ----------
                                             479,847       480,402

Stockholder's equity
   Common stock and additional capital       111,341       111,341
   Retained earnings                         378,721       374,289
                                          ----------    ----------
       Total stockholder's equity            490,062       485,630
                                          ----------    ----------
                                          $2,152,489    $2,054,867
                                          ==========    ==========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                       1994            1993
                                                                  --------------  --------------
Cash flows from operating activities:
  Net income                                                        $  14,432        $ 90,877
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                    25,635          25,482
      Cumulative effect of a change in accounting principle                 -         (80,000)
      Other non-cash income and expenses                                 (251)             38
      Changes in assets and liabilities
        Accounts receivable                                            (2,255)        (16,831)
        Inventories                                                    (9,620)              8
        Prepaid expenses and deferred charges                            (984)           (482)
        Accounts payable and accrued expenses                           5,471          13,248
        Deferred taxes                                                  4,323           3,539
        Other                                                               -              57
                                                                    ---------        --------
Net cash provided by operating activities                              36,751          35,936
                                                                    ---------        --------

Cash flows from investing activities:
  Proceeds from disposals of railcars and other fixed assets            5,201           2,311
  (Increase) decrease in advance to parent                            (56,184)         44,882
  Construction and purchase of railcars and other fixed assets        (61,956)        (34,675)
  Collection of demand note and long-term receivables                   1,265             294
                                                                    ---------        --------
Net cash (used in) provided by investing activities                  (111,674)         12,812
                                                                    ---------        --------

Cash flows from financing activities:
  Net commercial paper borrowings                                       1,448          13,945
  Proceeds on issuance of long-term debt                              100,000               -
  Principal payments of long-term debt                                 (8,478)         (9,825)
  Repayment of advance from affiliate                                       -          (4,516)
  Cash dividends                                                      (10,000)        (63,000)
                                                                    ---------        --------
Net cash provided by (used in) financing activities                    82,970         (63,396)
                                                                    ---------        --------

Effect of exchange rates on cash                                       (1,383)            182
                                                                    ---------        --------

Net increase (decrease) in cash                                         6,664         (14,466)

Cash and cash equivalents at beginning of year                         34,013          18,682
                                                                    ---------        --------

Cash and cash equivalents at end of period                          $  40,677        $  4,216
                                                                    =========        ========

Cash paid during the period for:
  Interest (net of amount capitalized)                              $  11,802        $ 13,645
  Income taxes                                                          7,122           6,012

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


1.  Union Tank Car Company (the Company) is a wholly-owned subsidiary of Marmon
    Industrial Corporation (Marmon Industrial).   Marmon Industrial is a wholly-
    owned indirect subsidiary of Marmon Holdings, Inc. (Marmon Holdings), substantially all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1993 Annual Report on Form 10-K.

    The foregoing 1994 interim results are not necessarily indicative of the results of operations for the full year 1994.

3. As more fully described in the Company's 1993 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.  The Company and its subsidiaries have been named as defendants in a number
    of lawsuits, and certain claims are pending.   The Company has accrued what
    it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 1994 and 1993, Marmon Industrial absorbed a loss of $74 and a gain of $25, respectively.

6. At March 31, 1994 the Company had outstanding $54,000 face value of commercial paper with a discount of $143 and an average effective interest yield of 3.77%. Commercial paper maturities range from one to three months from the date of issuance. The commercial paper is included in borrowed debt. During the second quarter of 1994 the Company will repay all outstanding commercial paper (through reductions in advances to parent) and will suspend its commercial paper program effective May 23, 1994. On May 26, 1994, the Company will terminate the revolving credit agreement which has served as a liquidity back-up to the commercial paper program.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                            March 31,  December 31,
                              1994         1993
                            ---------  ------------
Balance Sheet:
Railcar lease fleet, net     $244,377      $257,333
All other assets              142,448       145,022
Borrowed debt                 155,603       160,736
All other liabilities         154,455       163,222

                              Three Months Ended
                                   March 31,
                             ----------------------
                               1994          1993
                             --------      --------
Statement of Income:
Services and net sales       $ 25,393      $ 28,932
Gross profit                    7,536         8,625
Net income                      1,729         1,673

8. In March, 1994, the Company issued $100,000 in long-term equipment trust certificates to finance additions to its railcar fleet. Principal will be due annually through 2009, beginning February, 1995. Interest will be due semi-annually through 2009, beginning August, 1994. The certificates bear interest at a rate of 6.6% per annum. Maturities of this debt obligation are as follows: $6,666 in each of the years 1995 through 1999 and $66,670 thereafter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------
1st Quarter 1994 versus 1993
- - ----------------------------

Service revenues increased $6.0 million primarily due to the effect of cars added to the railcar lease fleet and increased repair and lining revenues. Gross margin percentages remained relatively unchanged from the comparable period in 1993.

In January, 1994, the Company purchased certain assets used in the manufacture of heads for metal containers. Sales revenues increased primarily due to manufactured head sales of $2.7 million as well as increased hopper car sales of $2.9 million.

Other income decreased primarily due to reduced interest income resulting from lower average outstanding balances on advances to the Company's parent.

Financial Condition
- - -------------------
1994 versus 1993
- - ----------------

Operating activities provided $36.8 million of cash. These funds, along with the issuance of long-term debt net of amounts advanced to parent, were used to provide financing for railcar additions, service long-term debt obligations and pay a dividend to the Company's stockholder.

In March, 1994, the Company issued $100.0 million in long-term equipment trust certificates to finance additions to its railcar fleet at an annual interest rate of 6.6%.

Management expects future cash from operating activities and long-term railcar financings will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 for a description of certain environmental matters.

         With respect to the administrative order issued by the U.S. Environmental Protection Agency in August, 1992, alleging violations of the Clean Water Act and the terms of three industrial wastewater discharge permits held by the Company at its East Chicago, Indiana facility, the Company has complied with the terms of the new administrative order and the new administrative order has terminated.


Item 6.  Exhibits and Reports on Form 8-K

     b. No report on Form 8-K was filed during the three months ended March 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  May 4, 1994                   /s/ R.C. Gluth
                                      --------------------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                       principal accounting officer)