Form 10-Q
period 1994-06-30
UNION TANK CAR CO
filed 1994-08-04
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

                                       OR

     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X             No
                      ----------------        ----------------

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

                                                                 Page
                                                                 ----
Part I.  Financial Information
     Item 1.

            Condensed consolidated statement of income -
               three and six month periods ended
               June 30, 1994 and 1993                               3

            Condensed consolidated balance sheet -
               June 30, 1994 and December 31, 1993                  4

            Condensed consolidated statement of cash flows -
               six months ended June 30, 1994 and 1993              5

            Notes to condensed consolidated financial
               statements                                       6 - 7

     Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations        8

Part II.  Other Information

     Item 1.

            Legal Proceedings                                       9

     Item 6.

            Exhibits and Reports on Form 8-K                        9

Signatures                                                         10

                        PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  ---------------------
                                        1994       1993       1994        1993
                                      ---------  ---------  ---------  ----------
Revenues
   Services (leasing and other)       $111,597   $111,654   $221,462    $215,505
   Net sales                            33,170     16,705     57,312      34,908
                                      --------   --------   --------    --------
                                       144,767    128,359    278,774     250,413
   Other income                          3,724      4,540      6,978       9,031
                                      --------   --------   --------    --------
                                       148,491    132,899    285,752     259,444
                                      --------   --------   --------    --------

Costs and expenses
   Cost of services                     56,726     57,181    114,034     111,787
   Cost of sales                        27,862     13,093     47,109      29,091
   General and administrative           13,672     13,702     27,076      27,225
   Interest                             23,886     23,960     47,867      48,223
                                      --------   --------   --------    --------
                                       122,146    107,936    236,086     216,326
                                      --------   --------   --------    --------

Income before income taxes
  and cumulative effect of a
  change in accounting principle        26,345     24,963     49,666      43,118
                                      --------   --------   --------    --------

Provision for income taxes
   Current                               5,410      6,181      9,976       9,920
   Deferred                              5,578      4,583     10,552       8,765
   Deferred investment tax credits        (643)      (695)    (1,294)     (1,338)
                                      --------   --------   --------    --------
                                        10,345     10,069     19,234      17,347
                                      --------   --------   --------    --------

Income before cumulative effect of
  a change in accounting principle      16,000     14,894     30,432      25,771

Cumulative effect of a change in
  accounting principle related to
  accounting for income taxes                -          -          -      80,000
                                      --------   --------   --------    --------

Net income                            $ 16,000   $ 14,894   $ 30,432    $105,771
                                      ========   ========   ========    ========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                           June 30,   December 31,
                                             1994         1993
                                          ----------  ------------
Cash and cash equivalents                 $   26,831    $   34,013
Accounts receivable                           68,556        61,501
Inventories                                   65,363        50,424
Due from affiliate                             1,988         2,076
Prepaid expenses and deferred charges          9,705         8,041
Advances to parent company,
   principally at LIBOR plus 1%              167,472       202,255
Railcar lease fleet, net                   1,537,780     1,523,843
Fixed assets, net                            124,218       104,973
Investment in direct financing lease          37,893        39,736
Other assets                                  26,808        28,005
                                          ----------    ----------
                                          $2,066,614    $2,054,867
                                          ==========    ==========

LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                          $   14,147    $   16,404
Accrued liabilities                          122,845       121,400
Borrowed debt                                949,716       951,031
                                          ----------    ----------
                                           1,086,708     1,088,835

Deferred items
   Income taxes                              457,932       451,812
   Investment tax credits                     26,912        28,590
                                          ----------    ----------
                                             484,844       480,402

Stockholder's equity
   Common stock and additional capital       111,341       111,341
   Retained earnings                         383,721       374,289
                                          ----------    ----------
       Total stockholder's equity            495,062       485,630
                                          ----------    ----------
                                          $2,066,614    $2,054,867
                                          ==========    ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                                   ---------------------------
                                                                       1994          1993
                                                                   ------------  -------------
Cash flows from operating activities:
  Net income                                                         $  30,432       $105,771
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                     51,199         50,265
      Cumulative effect of a change in accounting principle                  -        (80,000)
      Other non-cash income and expenses                                   110           (669)
      Changes in assets and liabilities
        Accounts receivable                                            (10,442)        (8,869)
        Inventories                                                    (15,496)        (3,460)
        Prepaid expenses and deferred charges                           (1,682)        (1,595)
        Accounts payable and accrued expenses                             (488)         3,282
        Deferred taxes                                                   9,258          7,427
        Other                                                                -             71
                                                                     ---------       --------
Net cash provided by operating activities                               62,891         72,223
                                                                     ---------       --------
Cash flows from investing activities:
  Proceeds from disposals of railcars and other fixed assets            12,590          4,397
  Decrease in advance to parent                                         43,628          3,255
  Increase in other assets and investments                                   -           (341)
  Construction and purchase of rail cars and other fixed assets       (108,456)       (70,954)
  Advance to affiliate                                                       -         (6,825)
  Collection of demand note and long-term receivables                    1,267            294
                                                                     ---------       --------
Net cash used in investing activities                                  (50,971)       (70,174)
                                                                     ---------       --------
Cash flows from financing activities:
  Net commercial paper (repayments) borrowings                         (52,409)        13,966
  Proceeds on issuance of long-term debt                               100,000        100,000
  Principal payments of long-term debt                                 (44,310)       (36,593)
  Repayment of advance from affiliate                                        -        (17,708)
  Cash dividends                                                       (21,000)       (74,000)
                                                                     ---------       --------
Net cash used in financing activities                                  (17,719)       (14,335)
                                                                     ---------       --------
Effect of exchange rates on cash and cash equivalents                   (1,383)          (140)
                                                                     ---------       --------
Net decrease in cash                                                    (7,182)       (12,426)
Cash and cash equivalents at beginning of year                          34,013         18,682
                                                                     ---------       --------
Cash and cash equivalents at end of period                           $  26,831       $  6,256
                                                                     =========       ========
Cash paid during the period for:
  Interest (net of amount capitalized)                               $  46,093       $ 45,490
  Income taxes                                                          13,003         11,594

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 1994 and 1993, Marmon Industrial absorbed losses of $176 and $59, respectively.

6. During the second quarter of 1994, the Company repaid all outstanding commercial paper (through reductions in advances to parent) and suspended its commercial paper program effective May 23, 1994. On May 26, 1994, the Company terminated the revolving credit agreement which had served as a liquidity back-up to the commercial paper program.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                    June 30,  December 31,
                                                      1994        1993
                                                    --------  ------------
Balance Sheet:
                Railcar lease fleet, net            $245,688      $257,333
                All other assets                     139,704       145,022
                Borrowed debt                        151,602       160,736
                All other liabilities                153,732       163,222



                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------  ---------------------
                                  1994      1993      1994       1993
                                --------   -------  --------   --------
      Statement of Income:
      Services and net sales     $27,297   $31,133  $52,690   $60,065
      Gross profit                10,125    10,088   17,661    18,713
      Net income                   3,310     2,877    5,039     4,550

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------
2nd Quarter 1994 versus 1993
- - ----------------------------

Service revenues remained relatively unchanged from the comparable period in 1993 primarily due to the effect of cars added to the railcar lease fleet offset by lower revenues from sulphur service operations. Gross margin percentages remained relatively unchanged from the comparable period in 1993.

Sales revenues increased $16.5 million primarily due to manufactured head sales of $2.9 million and increased railcar sales of $13.9 million.


Six Months 1994 versus 1993
- - ---------------------------

Service revenues increased $6.0 million primarily due to the effect of cars added to the railcar lease fleet and increased repair and lining sales partially offset by lower revenues from sulphur service operations. Gross margin percentages remained relatively unchanged from the comparable period in 1993.

Sales revenues increased $22.4 million primarily due to manufactured head sales of $5.6 million and increased railcar sales of $16.3 million.

Other income decreased $2.1 million due to reduced interest income resulting from lower average outstanding balances on advances to the Company's parent.


Financial Condition
- - -------------------
1994 versus 1993
- - ----------------

Operating activities provided $62.9 million of cash. These funds, along with the issuance of long-term debt, were used to provide financing for railcar additions, repay commercial paper obligations, service long-term debt obligations and pay dividends to the Company's stockholder.

In March, 1994, the Company issued $100.0 million in long-term equipment trust certificates with an annual interest rate of 6.6% to finance additions to its railcar fleet.

Management expects future cash from operating activities and long-term railcar financings will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

       Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and to "Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 for a description of certain environmental matters.

       In connection with the Pennsylvania Department of Environmental Resources ("DER") request that the Company cooperate in a site assessment of the areas of potential environmental contamination at the Company's Altoona, Pennsylvania facility, the Company has submitted a site assessment plan to the Pennsylvania DER which has been accepted by the agency, and the Company is proceeding to implement this plan.

       In connection with the alleged violations of the Clean Water Act and the terms of the three industrial wastewater discharge permits held by the Company at its East Chicago, Indiana facility, the U.S. Department of Justice ("DOJ") has notified the Company that it intends to file a federal civil action against the Company under the Clean Water Act, but has offered the Company an opportunity to settle this matter before litigation is commenced. The Company is engaged in settlement negotiations with the DOJ.

       With respect to the sites at which the Company has been designated as a Potentially Responsible Party by the U.S. Environmental Protection Agency, management of the Company continues to believe that future costs related to these sites will not be material to the Company, either individually or in the aggregate.

Item 6.  Exhibits and Reports on Form 8-K

  b.  No report on Form 8-K was filed during the six months ended June 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  August 2, 1994  /s/ R.C. Gluth
                        -----------------------------------------
                            R.C. Gluth
                        Executive Vice President and Director
                        (principal financial officer and
                        principal accounting officer)