Form 10-Q
period 1994-09-30
UNION TANK CAR CO
filed 1994-11-02
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ X ]           OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1994

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]           OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  __________ to __________

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

                                                                    Page
                                                                    ----
Part I.  Financial Information

        Item 1.

            Condensed consolidated statement of income -
               three and nine month periods ended
               September 30, 1994 and 1993                            3

            Condensed consolidated balance sheet -
               September 30, 1994 and December 31, 1993               4

            Condensed consolidated statement of cash flows -
               nine months ended September 30, 1994 and 1993          5

            Notes to condensed consolidated financial
               statements                                         6 - 7

       Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8

Part II.  Other Information

       Item 1.

            Legal Proceedings                                         9

       Item 6.

            Exhibits and Reports on Form 8-K                          9

Signatures                                                           10

                        PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      --------------------  --------------------
                                        1994       1993       1994       1993
                                      ---------  ---------  ---------  ---------
Revenues
   Services (leasing and other)       $109,293   $107,047   $330,755   $322,552
   Net sales                            42,422     16,058     99,734     50,966
                                      --------   --------   --------   --------
                                       151,715    123,105    430,489    373,518
   Other income                          4,713      4,829     11,691     13,860
                                      --------   --------   --------   --------
                                       156,428    127,934    442,180    387,378
                                      --------   --------   --------   --------

Costs and expenses
   Cost of services                     58,537     54,977    172,571    166,764
   Cost of sales                        37,357     12,650     84,466     41,741
   General and administrative           13,131     13,341     40,207     40,566
   Interest                             22,140     24,470     70,007     72,693
                                      --------   --------   --------   --------
                                       131,165    105,438    367,251    321,764
                                      --------   --------   --------   --------

Income before income taxes
  and cumulative effect of a
  change in accounting principle        25,263     22,496     74,929     65,614
                                      --------   --------   --------   --------

Provision for income taxes
   Current                              10,603        791     20,579     10,711
   Deferred                                375     14,265     10,927     23,030
   Deferred investment tax credits        (740)      (748)    (2,034)    (2,086)
                                      --------   --------   --------   --------
                                        10,238     14,308     29,472     31,655
                                      --------   --------   --------   --------

Income before cumulative effect of
  a change in accounting principle      15,025      8,188     45,457     33,959

Cumulative effect of a change in
  accounting principle related to
  accounting for income taxes             -          -          -        80,000
                                      --------   --------   --------   --------

Net income                            $ 15,025   $  8,188   $ 45,457   $113,959
                                      ========   ========   ========   ========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                          September 30,  December 31,
                                              1994           1993
                                          -------------  ------------

Cash and cash equivalents                    $   20,348    $   34,013
Accounts receivable                              87,570        61,501
Inventories                                      60,160        50,424
Due from affiliate                                  -           2,076
Prepaid expenses and deferred charges             6,905         8,041
Advances to parent company,
   principally at LIBOR plus 1%                 111,349       202,255
Railcar lease fleet, net                      1,567,853     1,523,843
Fixed assets, net                               127,189       104,973
Investment in direct financing lease             38,965        39,736
Other assets                                     27,601        28,005
                                             ----------    ----------
                                             $2,047,940    $2,054,867
                                             ==========    ==========

             LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                             $   12,771    $   16,404
Accrued liabilities                             138,083       121,400
Borrowed debt                                   909,322       951,031
                                             ----------    ----------
                                              1,060,176     1,088,835

Deferred items
   Income taxes                                 461,283       451,812
   Investment tax credits                        26,394        28,590
                                             ----------    ----------
                                                487,677       480,402

Stockholder's equity
   Common stock and additional capital          111,341       111,341
   Retained earnings                            388,746       374,289
                                             ----------    ----------
       Total stockholder's equity               500,087       485,630
                                             ----------    ----------
                                             $2,047,940    $2,054,867
                                             ==========    ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                       1994              1993
                                                                  ---------------  ----------------
Cash flows from operating activities:
  Net income                                                           $  45,457         $ 113,959
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       77,270            75,082
      Cumulative effect of a change in accounting principle                  -             (80,000)
      Other non-cash income and expenses                                     934              (246)
      Changes in assets and liabilities:
        Accounts receivable                                              (29,317)           (3,198)
        Inventories                                                      (10,125)           (5,947)
        Prepaid expenses and deferred charges                              1,135                51
        Accounts payable and accrued expenses                             13,144            13,124
        Deferred taxes                                                     8,893            20,944
                                                                       ---------         ---------
Net cash provided by operating activities                                107,391           133,769
                                                                       ---------         ---------

Cash flows from investing activities:
  Proceeds from disposals of railcars and other fixed assets              14,009            10,695
  Decrease in advance to parent                                           93,757            20,603
  Increase in other assets and investments                                   -                (341)
  Construction and purchase of railcars and other fixed assets          (160,640)         (113,510)
  Advance to affiliate                                                     1,988             2,063
  Collection of demand note and long-term receivables                      1,451               201
                                                                       ---------         ---------
Net cash used in investing activities                                    (49,435)          (80,289)
                                                                       ---------         ---------

Cash flows from financing activities:
  Net commercial paper (repayments) borrowings                           (52,409)            9,474
  Proceeds on issuance of long-term debt                                 100,000           100,000
  Principal payments of long-term debt                                   (87,780)          (54,992)
  Repayment of advance from affiliate                                        -             (17,708)
  Cash dividends                                                         (31,000)          (79,000)
                                                                       ---------         ---------
Net cash used in financing activities                                    (71,189)          (42,226)
                                                                       ---------         ---------
Effect of exchange rates on cash and cash equivalents                       (432)             (843)
                                                                       ---------         ---------
Net (decrease) increase in cash and cash equivalents                     (13,665)           10,411

Cash and cash equivalents at beginning of year                            34,013            18,682
                                                                       ---------         ---------
Cash and cash equivalents at end of period                             $  20,348         $  29,093
                                                                       =========         =========

Cash paid during the period for:
  Interest (net of amount capitalized)                                 $  59,726         $  59,032
  Income taxes                                                            22,450            12,554

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

    The 1994 interim results presented herein are not necessarily indicative of the results of operations for the full year 1994.

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

5.  Foreign currency translation adjustments and transaction gains and losses
    are assumed by the Company's parent.   For the nine months ended September
    30, 1994 and 1993, Marmon Industrial absorbed losses of $235 and $80, respectively.

6. During the second quarter of 1994, the Company repaid all outstanding commercial paper (through reductions in advances to parent) and suspended its commercial paper program effective May 23, 1994. On May 26, 1994, the Company terminated the revolving credit agreement which had served as a liquidity back-up to the commercial paper program.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                September 30,  December 31,
                                                    1994           1993
                                                -------------  ------------
    Balance Sheet:
          Railcar lease fleet, net                 $250,292      $257,333
          All other assets                          149,570       145,022
          Borrowed debt                             154,114       160,736
          All other liabilities                     160,050       163,222


                                     Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                     ------------------         -----------------
                                      1994       1993            1994      1993
                                     -------    -------         -------   -------
    Statement of Income:
          Services and net sales     $29,984    $27,142         $82,674    $87,207
          Gross profit                10,894     10,851          28,555     29,564
          Net income                   3,144      3,401           8,183      7,951

8. In March, 1994, the Company issued $100,000 in long-term equipment trust certificates to finance additions to its railcar fleet. Principal will be due annually through 2009, beginning February, 1995. Interest is due semi-annually through 2009, effective as of August, 1994. The certificates bear interest at a rate of 6.6% per annum. Maturities of this debt obligation are as follows: $6,666 in each of the years 1995 through 1999 and $66,670 thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
3rd Quarter 1994 versus 1993
- ----------------------------
Service revenues increased $2.2 million primarily due to the effect of cars added to the railcar lease fleet. Gross margins remained relatively unchanged from the comparable period in 1993.

Sales revenues increased $26.4 million primarily due to increased railcar sales of $22.4 million and manufactured tank head sales of $2.9 million.

The Company's effective tax rate decreased from the comparable period in 1993 due to the effect of the increase in the federal statutory income tax rate from 34% to 35% retroactive to January 1, 1993, recognized in the third quarter of 1993.



Nine Months 1994 versus 1993
- ----------------------------
Service revenues increased $8.2 million primarily due to the effect of cars added to the railcar lease fleet offset by lower revenues from sulphur service operations. Gross margins remained relatively unchanged from the comparable period in 1993.

Sales revenues increased $48.8 million primarily due to increased railcar sales of $38.6 million and manufactured tank head sales of $8.5 million.

Other income decreased $2.2 million primarily due to reduced interest income resulting from lower average outstanding balances on advances to the Company's parent.



Financial Condition
- -------------------
1994 versus 1993
- ----------------
Operating activities provided $107.4 million of cash. These funds, along with the issuance of long-term debt and the collection of funds previously advanced to parent, were used to provide financing for railcar additions, repay commercial paper obligations, service long-term debt obligations and pay dividends to the Company's stockholder.

In March, 1994, the Company issued $100.0 million in long-term equipment trust certificates with an annual interest rate of 6.6% to finance additions to its railcar fleet.

Management expects future cash to be provided by operating activities, long-term railcar financings, and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and to "Item 1. Legal Proceedings" in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1994, and June 30, 1994, for a description of certain environmental matters.

         In connection with the alleged violations of the Clean Water Act at the Company's East Chicago, Indiana facility, the U. S. Department of Justice filed a civil action against the Company in August, 1994, pursuant to Sections 309 (b) and (d) of the Clean Water Act seeking civil penalties not to exceed $25,000 for each day of violation. The Company has filed an answer and affirmative defenses to the complaint. While it is too early to predict the outcome of the case, management of the Company believes that any costs or penalties will not be material to the Company.



Item 6.  Exhibits and Reports on Form 8-K

    b. No report on Form 8-K was filed during the three months ended September 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNION TANK CAR COMPANY

                                       REGISTRANT



Dated: November 1, 1994                /s/ R.C. Gluth
                                       -----------------------------------------
                                           R.C. Gluth
                                       Executive Vice President and Director
                                        (principal financial officer and
                                        principal accounting officer)