Form 10-K
period 1994-12-31
UNION TANK CAR CO
filed 1995-03-16
CIK 100923

                                                                            1994
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the year ended December 31, 1994

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [_]             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from                      to

                        Commission file number:  2-26520

                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                            36-3104688
                                                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

225 W. Washington Street, Chicago, Illinois                      60606
- --------------------------------------------                     -----
  (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (312) 372-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
    Title of Each Class                                   Which Registered
    -------------------                               ------------------------
           None                                                  -

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
                                         -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [_].

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934 with respect to certain long-term debt of the registrant.

                             UNION TANK CAR COMPANY

                                   FORM 10-K

                          Year Ended December 31, 1994

                                    CONTENTS

Section                                                                        Page
- -------                                                                        ----
Part I.
  Item 1      Business.......................................................     2
  Item 2      Properties.....................................................     9
  Item 3      Legal Proceedings..............................................    10
  Item 4      Submission of Matters to a Vote of Security Holders............    10

Part II.
  Item 5      Market for Registrant's Common Equity and Related Stockholder
               Matters.......................................................    11
  Item 6      Selected Financial Data........................................    11
  Item 7      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................    11
  Item 8      Financial Statements and Supplementary Data....................    14
  Item 9      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure......................................    38

Part III.
  Item 10     Directors and Executive Officers of the Registrant.............    38
  Item 11     Executive Compensation.........................................    40
  Item 12     Security Ownership of Certain Beneficial Owners and Management.    41
  Item 13     Certain Relationships and Related Transactions.................    41

Part IV.
  Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K    42
Signatures    ...............................................................    43

                                     PART I

ITEM 1.  BUSINESS

General

UNION TANK CAR COMPANY (with its wholly-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly-owned subsidiary of Marmon Industrial Corporation, an indirect wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

Railcar Leasing, Services and Sales

The principal activity of the Company is the leasing of railway tank cars and other railcars to United States, Canadian and Mexican manufacturers and other shippers of chemical products, including liquid fertilizers, petroleum products, including liquefied petroleum gas, food products and bulk plastics. The Company owns and operates one of the largest fleets of privately-owned railway tank cars in the world.

As of December 31, 1994, the Company's fleet was comprised of approximately 52,090 tank cars and 13,300 railway cars of other types. Approximately 20,580 cars were added to the lease fleet during the ten years ended December 31, 1994. These cars accounted for approximately 37% of total railcar lease revenues during 1994. Most of the Company's cars were built by the Company or to its specifications and the balance were purchased from other sources.

The Company added approximately 2,880 new cars to its lease fleet during 1994, including approximately 2,170 tank cars with an average capacity of approximately 24,250 gallons, and approximately 2,630 new cars during 1993, including approximately 2,290 tank cars with an average capacity of approximately 23,560 gallons. During 1994 the Company sold or retired approximately 1,860 cars, including approximately 1,100 tank cars with an average capacity of approximately 14,720 gallons, and during 1993 the Company sold or retired approximately 1,310 cars, including approximately 850 tank cars with an average capacity of approximately 14,940 gallons.

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

The Company builds tank cars primarily for use in its leasing business. In addition, the Company builds cars for sale to others. Generally, the Company only manufactures a car following the receipt of a firm order for the lease or sale of such car. During 1994, 1993 and 1992, the Company manufactured approximately 2,950, 2,450 and 2,260 tank cars, respectively, of which approximately one-fifth were sold to third parties.

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and for periods ranging from one to twenty years. The average term of leases entered into during 1994 for newly-manufactured cars was approximately seven years. The average term of leases entered into during 1994 for other cars was approximately four years. Under the terms of most leases the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads.

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

The Company has generally followed the practice of financing additions to its fleet by borrowing 75% to 80% of the funds required through the issuance of equipment obligations. The Company's long-term equipment obligations are generally payable over a period of fifteen to twenty years, which is considerably less than the estimated useful life of the equipment. In 1994, the Company entered into two separate sale-leaseback transactions pursuant to which it sold and leased back (under operating leases) an aggregate of approximately 2,200 railcars. In 1992, the Company entered into ten separate sale-leaseback transactions pursuant to which it sold and leased back (under operating leases) an aggregate of approximately 2,100 railcars. The average term of the Company's leases (as lessor) is substantially less than the average maturity of the equipment obligations and the average terms of the operating leases (as lessee); however, the aggregate rentals to be received in the future under existing leases are substantial and exceed the total of the principal payments due under the equipment obligations and the minimum lease payments due (as lessee) under the operating leases. The following table sets forth the minimum rentals to be received in relation to the debt maturities under outstanding equipment obligations, the minimum lease payments due (as lessee) under all operating leases and the cost of the fleet. The table excludes outstanding commercial paper, which, prior to the suspension of the program effective May 23, 1994, was used as interim financing for additions to the Company's railcar fleet. The figures shown are the minimum future rentals under leases in effect at the dates indicated. Based upon its historical experience, the Company expects that the cars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases and related interest and other expenses to be incurred in the future cannot be ascertained and therefore are not reflected in this table.

                                                    December 31,
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
                                               (Dollars in Millions)
Total minimum future rentals
  to be received (as lessor)      $1,258.5  $1,215.8  $1,190.3  $1,211.6  $1,168.3
Principal amount of equipment
  obligations (1)                    855.3     869.0     846.0     925.5     913.6
Total minimum future lease
  payments for noncancellable
  operating leases (as lessee)       426.7     253.0     262.4      26.2      36.4

Minimum future rentals to be
  received within one year
  (as lessor)                        339.7     327.9     321.0     316.4     307.5
Principal amount of equipment
  obligations due within one
  year, net of amounts held
  for sinking fund purposes           73.1      80.7      71.4      71.2      65.0
Minimum future lease payments
  for noncancellable operating
  leases due within one year
  (as lessee)                         13.4      13.5       8.6       3.2       4.3

Gross cost of fleet                2,368.6   2,392.7   2,283.8   2,403.8   2,229.9
Depreciated cost of fleet          1,452.0   1,523.8   1,477.4   1,619.2   1,509.2

For the year ended:
  Railcar rentals, including
  direct financing leases            409.2     397.8     388.1     372.6     348.7

  (1) Includes $143.0 million principal amount of unsecured senior notes issued by the Company in 1990, the proceeds of which were used to retire certain higher coupon railcar obligations.

Approximately 61% of the Company-owned fleet of railcars are pledged to secure equipment obligations. The remaining cars are free of liens.

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

The Company's facilities for manufacturing and assembling tank cars are located in East Chicago, Indiana; Oakville, Ontario, Canada; and Sheldon, Texas. The Company also operates a network of shops for repairing and servicing railcars, with the principal shops located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Longview and Sheldon, Texas; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan.

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

Containment Vessel Head Manufacturing

A subsidiary of the Company manufactures and distributes metal containment vessel heads, primarily made of steel, to the metal containment vessel construction industry.

Liquefied Petroleum Gas Storage

A subsidiary of the Company operates several underground liquefied petroleum gas storage caverns in Canada as a service to producers and sellers of liquefied petroleum gas.

Segment Data

The principal activity of the Company's primary industry segment is railcar leasing, services and sales.

Information with regard to the Company's industry and geographic segments is as follows (dollars in millions):


Industry Segments                          1994       1993       1992
                                         --------   --------   --------
Revenues
  Railcar leasing, services and sales    $  656.5   $  441.4   $  549.7
  Other                                      72.2       71.8       76.1
                                         --------   --------   --------
    Total segments                          728.7      513.2      625.8
  Interest income (principally from
    advances to parent)                      10.1       10.4       15.8
  Corporate/unallocated                      (2.0)      (1.7)      (1.2)
                                         --------   --------   --------
                                         $  736.8   $  521.9   $  640.4
                                         ========   ========   ========
Operating income
  Railcar leasing, services and sales    $  178.2   $  172.6   $  168.3
  Other                                       9.0        6.7        4.8
                                         --------   --------   --------
    Total segments                          187.2      179.3      173.1
  Interest income (principally from
   advances to parent)                       10.1       10.4       15.8
  Interest expense                          (91.4)     (96.6)    (105.4)
  Corporate/unallocated                      (2.4)      (2.6)      (2.3)
                                         --------   --------   --------
                                         $  103.5   $   90.5   $   81.2
                                         ========   ========   ========
Assets, at December 31
  Railcar leasing, services and sales    $1,742.9   $1,773.4   $1,696.6
  Other                                      49.1       46.6       48.7
                                         --------   --------   --------
    Total segments                        1,792.0    1,820.0    1,745.3
  Advances to parent                        194.7      202.3      283.1
  Corporate/unallocated                      31.1       32.6       34.9
                                         --------   --------   --------
                                         $2,017.8   $2,054.9   $2,063.3
                                         ========   ========   ========
Capital expenditures
  Railcar leasing, services and sales    $  210.8   $  172.9   $  141.9
  Other                                       2.4        2.9        4.0
                                         --------   --------   --------
                                         $  213.2   $  175.8   $  145.9
                                         ========   ========   ========

Depreciation
  Railcar leasing, services and sales    $  100.2   $   95.2   $   99.4
  Other                                       3.4        4.4        5.6
                                         --------   --------   --------
                                         $  103.6   $   99.6   $  105.0
                                         ========   ========   ========

Geographic Segments                      1994       1993       1992
                                       --------   --------   --------
Revenues
  United States                        $  576.8   $  361.0   $  468.8
  Canada                                  146.9      147.6      151.9
  Mexico                                    5.0        4.6        5.1
                                       --------   --------   --------
    Total segments                        728.7      513.2      625.8
  Interest income (principally from
   advances to parent)                     10.1       10.4       15.8
  Corporate/unallocated                    (2.0)      (1.7)      (1.2)
                                       --------   --------   --------
                                       $  736.8   $  521.9   $  640.4
                                       ========   ========   ========
Operating income
  United States                        $  139.4   $  129.8   $  122.3
  Canada                                   45.2       47.0       48.4
  Mexico                                    2.6        2.5        2.4
                                       --------   --------   --------
    Total segments                        187.2      179.3      173.1
  Interest income (principally from
   advances to parent)                     10.1       10.4       15.8
  Interest expense                        (91.4)     (96.6)    (105.4)
  Corporate/allocated                      (2.4)      (2.6)      (2.3)
                                       --------   --------   --------
                                       $  103.5   $   90.5   $   81.2
                                       ========   ========   ========
Assets, at December 31
  United States                        $1,376.5   $1,375.6   $1,280.2
  Canada                                  400.8      429.0      448.5
  Mexico                                   14.7       15.4       16.6
                                       --------   --------   --------
    Total segments                      1,792.0    1,820.0    1,745.3
  Advances to parent                      194.7      202.3      283.1
  Corporate/unallocated                    31.1       32.6       34.9
                                       --------   --------   --------
                                       $2,017.8   $2,054.9   $2,063.3
                                       ========   ========   ========

Intersegment sales are immaterial. Segment operating income includes segment revenue less operating expenses directly traceable to the segment and an allocation of common expenses benefiting more than one segment.

Major Customers

Revenues from any one customer did not exceed 5% of consolidated or industry segment revenues.

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

Manufacturing Backlog

The Company builds tank cars primarily for use in its leasing business and the number of cars added in any one year is a small percentage of the Company's lease fleet. Additionally, for tank cars built for sale to customers, the Company delivers against orders within a relatively brief period of time. Therefore, backlog is not material to the Company's business or an understanding thereof.

Employees

As of December 31, 1994, the Company had approximately 3,810 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years the Company has attempted to identify and remediate potential problem areas. In 1994 the Company spent approximately $8.5 million on remediation and related matters, compared with $4.7 and $3.7 million in 1993 and 1992, respectively. The Company expects to spend approximately $10.2 million in 1995 on similar activities, including approximately $1.4 million for capital expenditures. Management believes that amounts accrued for environmental liabilities (which in the aggregate are not material) are adequate.

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

At the request of the Pennsylvania DER, the Company has cooperated voluntarily in a site assessment of areas of potential environmental contamination at the facility. The Company has submitted its consultant's report to the Pennsylvania DER for review. The Pennsylvania Attorney General's office and the Company's counsel have initiated discussions to resolve the criminal investigation. The Company is unable to predict at this time whether satisfactory resolution of the allegations will occur. If there is no satisfactory resolution of the allegations, it is likely that the Pennsylvania authorities will initiate criminal proceedings against the Company.

In March, 1993, the EPA filed an administrative complaint alleging the Company violated certain inspection, recordkeeping, and other requirements of the Toxic Substances Control Act with respect to electrical transformers containing PCB fluids at the Company's East Chicago, Indiana facility. In 1994, this matter was settled by the Company's payment of a nominal penalty and its agreement to phase out the use of PCB fluids over approximately two years.

In June, 1993, the EPA filed an administrative complaint alleging the Company violated Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986 by failing to submit Toxic Chemical Release Inventory Reporting Forms relating to its use of certain chemicals in manufacturing operations at its East Chicago, Indiana facility during calendar years 1987-1990. The EPA proposed a civil penalty in the amount of $524,000. The Company has denied the allegations of the complaint and has requested a formal hearing to contest the EPA's allegations and the proposed penalty. The Company is engaging in informal settlement negotiations with the EPA.

In August, 1994, the U. S. Department of Justice filed a civil action against the Company, pursuant to Sections 309(b) and (d) of the Clean Water Act seeking civil penalties not to exceed $25,000 for each day of violation. The Company has filed an answer and affirmative defenses to the complaint. While it is too early to predict the outcome of the case, management of the Company believes that any costs or penalties will not be material to the Company.

The Company has been designated as a Potentially Responsible Party by the EPA at four sites: Auto Ion Chemical Company, Kalamazoo, Michigan; Douglassville Disposal Site, Union Township, Pennsylvania; Whitehouse Waste Oil Pits Site, Jacksonville, Florida; and Granville Solvents Site, Granville, Ohio. Costs incurred to date have not been material, either individually or in the aggregate. Because of the level of the Company's involvement at these sites, management of the Company believes that future costs related to these sites will not be material, either individually or in the aggregate.

Management of the Company does not anticipate that the resolution of the matters discussed above will have a material adverse effect on the Company's results of operations, financial condition or business.


ITEM 2.  PROPERTIES

In the opinion of management, the Company's properties are substantially adequate and suitable for their intended use.

Railcars

The Company owns approximately 92 percent of its total lease fleet of 65,390 railcars, of which 52,090 are tank cars and 13,300 are other railway freight cars. Of the approximately 60,160 owned cars, 23,710 are free of liens. Cars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

The facilities for the manufacturing and assembling of railcars are located at East Chicago, Indiana; Oakville, Ontario, Canada; and Sheldon, Texas, together occupying approximately 170 acres.

Car Servicing and Repair Shops

The Company operates a network of shops for repairing and servicing railcars. The principal shops owned by the Company are located at Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Longview, and Sheldon, Texas; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan. Several other repair shops and small repair points are strategically located throughout the United States and Canada. At any one time, less than 3% of the cars in the lease fleet are normally in the Company's shops for repair and maintenance.

Sulphur Processing

A subsidiary of the Company owns a facility in Canada which processes liquefied sulphur into crystalline slates and granules.

Containment Vessel Head Manufacturing Facilities

A subsidiary of the Company owns a metal containment vessel head manufacturing facility in Sheldon, Texas.

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


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims (including legal fees), and, in the opinion of management, ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations. See discussion of Environmental Matters in Item 1 of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                            Year Ended December 31,
                           ----------------------------------------------------------
                              1994        1993        1992        1991        1990
                           ----------  ----------  ----------  ----------  ----------
                                             (Dollars in Thousands)
Services and net sales     $  720,864  $  504,823  $  618,007  $  483,416  $  462,684
Net income                     63,378     129,730      48,382      45,024      22,140
Ratio of earnings to
 fixed charges                   2.05        1.89        1.76        1.69        1.73
At year end:
  Total assets              2,017,772   2,054,867   2,063,267   2,253,760   2,195,171
  Long-term obligations       807,029     869,440     869,656   1,059,072   1,042,041

   See Item 7 for a discussion of the increases in 1993 net income and 1994 and 1992 services and net sales. Net income in 1990 included a $15.3 million extraordinary loss on retirement of debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1994 versus 1993

Results of Operations
- ---------------------

Service revenues increased $12.1 million primarily due to the effect of cars added to the railcar lease fleet offset by lower revenues from sulphur service operations. Gross profit was relatively unchanged from 1993.

In December, 1994, the Company entered into two separate sale-leaseback transactions in which it sold for $125.5 million an aggregate of 2,197 railcars. Excluding these 1994 sale-leaseback transactions, net sales revenues in 1994 increased $78.5 million primarily due to increased railcar sales of $62.4 million and manufactured metal containment vessel head sales of $11.3 million.

Other income decreased $1.1 million primarily due to lower earned income on direct financing leases.

Interest expense decreased $5.1 million primarily due to a lower average effective interest rate on debt outstanding, lower average balances of debt outstanding, as well as the termination of the commercial paper program.

Financial Condition
- -------------------

Operating activities provided $163.1 million of cash in 1994. These funds, along with proceeds from the issuance of long-term debt, proceeds from sale-leaseback transactions, and the collection of funds advanced to parent, were used to provide financing for railcar additions, repay commercial paper obligations, service long-term debt obligations and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1994, the Company spent $213.2 million for the construction and purchase of railcars and other fixed assets. The Company received $19.8 million in proceeds from disposals of railcars and other fixed assets, net of the $125.5 million in proceeds from the sale-leaseback transactions discussed previously.

In March, 1994, the Company issued $100.0 million in long-term equipment trust certificates with an annual interest rate of 6.6% to finance additions to the railcar lease fleet. Other financing activities of the Company included $52.4 million for the repayment of commercial paper obligations, $110.9 million for principal repayments on debt and $44.0 million for dividends. Net cash used in financing activities was $107.3 million.

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

Change in Accounting Principle
- ------------------------------

The Financial Accounting Standards Board has issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U. S. dollar exposures. At December 31, 1994, foreign currency forward contracts, all with initial maturities of less than one year, amounted to $12.6 million.

1993 versus 1992

Results of Operations
- ---------------------

Service revenues increased $19.4 million primarily due to the effect of cars added to the railcar lease fleet and higher repair revenues offset slightly by lower revenues from sulphur service operations. Gross profit was relatively unchanged from 1992.

In June, 1992, the Company entered into ten separate sale-leaseback transactions in which it sold for $124.9 million an aggregate of 2,073 railcars. Excluding these 1992 sale -leaseback transactions, net sales revenues in 1993 decreased approximately $7.7 million due to lower railcar and sulphur plant sales.

Other income decreased $5.3 million due to reduced interest income resulting from lower interest rates as well as lower average outstanding balances on advances to the Company's parent.

Interest expense decreased $8.8 million primarily due to a decline in the average outstanding commercial paper balance as well as a lower average effective interest rate on debt outstanding. Provision for income taxes increased due to the effect of the increase in federal statutory tax rate. Net income in 1993 included an $80.0 million credit to earnings for the cumulative effect of a change in accounting principle related to accounting for income taxes. See further discussion under "Change in Accounting Principles" below.

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

The Financial Accounting Standards Board has issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement had no impact on the Company's financial position or results of operations because the Company's employee benefit programs do not include significant postemployment benefits.

The Financial Accounting Standards Board has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, because the Company does not currently have investments in these types of securities, there is no impact on the Company's consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                           And Supplemental Schedules

                                                                              Page
                                                                              ----

    Report of Independent Auditors..........................................    15

    Financial Statements -

      Consolidated statement of income for each of the three years in
        the period ended December 31, 1994..................................    16

      Consolidated balance sheet - December 31, 1994 and 1993...............    17

      Consolidated statement of stockholder's equity for each of the three
        years in the period ended December 31, 1994.........................    18

      Consolidated statement of cash flows for each of the three
        years in the period ended December 31, 1994.........................    19

      Notes to consolidated financial statements............................    20

                         REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended December 31, 1993.



                                       ERNST & YOUNG LLP


Chicago, Illinois
March 8, 1995

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)

                                            For the Year Ended December 31,
                                      -------------------------------------------
                                        1994              1993             1992
                                      --------          --------         --------
Revenues
   Services (leasing and other)       $445,973          $433,904         $414,502
   Net sales                           274,891            70,919          203,505
                                      --------          --------         --------
                                       720,864           504,823          618,007
   Other income                         15,959            17,033           22,374
                                      --------          --------         --------
                                       736,823           521,856          640,381
                                      --------          --------         --------

Costs and expenses
   Cost of services                    236,127           224,820          207,639
   Cost of sales                       251,615            55,341          192,538
   General and administrative           54,120            54,629           53,609
   Interest                             91,442            96,584          105,417
                                      --------          --------         --------
                                       633,304           431,374          559,203
                                      --------          --------         --------

Income before income taxes
  and cumulative effect of a
  change in accounting principle       103,519            90,482           81,178
                                      --------          --------         --------

Provision for income taxes
   Current                              28,637            10,151           24,959
   Deferred                             14,166            33,342           10,843
   Deferred investment tax credits      (2,662)           (2,741)          (3,006)
                                      --------          --------         --------
                                        40,141            40,752           32,796
                                      --------          --------         --------

Income before cumulative effect of
  a change in accounting principle      63,378            49,730           48,382

Cumulative effect of a change in
  accounting principle related to
  accounting for income taxes                -            80,000                -
                                      --------          --------         --------

Net income                            $ 63,378          $129,730         $ 48,382
                                      ========          ========         ========

Ratio of earnings to fixed charges        2.05              1.89             1.76
                                      ========          ========         ========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                     ASSETS

                                                               December 31,
                                                          ----------------------
                                                             1994        1993
                                                          ----------  ----------

Cash and cash equivalents                                 $   15,303  $   34,013
Accounts receivable, primarily due within one year,
  less allowance for doubtful accounts of $5,209 in
  1994 and $4,911 in 1993                                     61,005      61,501
Inventories                                                   64,644      50,424
Due from affiliate                                            13,191       2,076
Prepaid expenses and deferred charges                          7,423       8,041
Advances to parent company,
   principally at LIBOR plus 1%                              194,729     202,255
Railcar lease fleet, net                                   1,451,999   1,523,843
Fixed assets, net                                            130,895     104,973
Investment in direct financing lease                          37,213      39,736
Other assets                                                  41,370      28,005
                                                          ----------  ----------
        Total assets                                      $2,017,772  $2,054,867
                                                          ==========  ==========

            LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                                          $   16,096  $   16,404
Accrued liabilities                                          129,059     121,400
Borrowed debt                                                882,407     951,031
                                                          ----------  ----------
                                                           1,027,562   1,088,835
Deferred items
   Income taxes                                              459,893     451,812
   Investment tax credits                                     25,309      28,590
                                                          ----------  ----------
                                                             485,202     480,402
Stockholder's equity
   Common stock, no par value; 1,000 shares authorized
     and issued                                              106,689     106,689
   Additional capital                                          4,652       4,652
   Retained earnings                                         393,667     374,289
                                                          ----------  ----------
     Total stockholder's equity                              505,008     485,630
                                                          ----------  ----------
        Total liabilities, deferred items and
          stockholder's equity                            $2,017,772  $2,054,867
                                                          ==========  ==========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                  Years Ended December 31, 1994, 1993 and 1992

                             (Dollars in Thousands)

                                 Common   Additional  Retained
                                 Stock     Capital    Earnings     Total
                                --------  ----------  --------   --------
Balance at December 31, 1991    $106,689      $4,652  $319,177   $430,518

Net income                             -           -    48,382     48,382
Cash dividends                         -           -   (33,000)   (33,000)
                                --------  ----------  --------   --------

Balance at December 31, 1992     106,689       4,652   334,559    445,900

Net income                             -           -   129,730    129,730
Cash dividends                         -           -   (90,000)   (90,000)
                                --------  ----------  --------   --------

Balance at December 31, 1993     106,689       4,652   374,289    485,630

Net income                             -           -    63,378     63,378
Cash dividends                         -           -   (44,000)   (44,000)
                                --------  ----------  --------   --------

Balance at December 31, 1994    $106,689      $4,652  $393,667   $505,008
                                ========  ==========  ========   ========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  For the Year Ended December 31,
                                                                -----------------------------------
                                                                   1994        1993         1992
                                                                ----------  -----------  ----------
Cash flows from operating activities:
  Net income                                                    $  63,378    $ 129,730   $  48,382
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                               103,671       99,997     106,179
      Cumulative effect of a change in accounting principle             -      (80,000)          -
      Other non-cash income and expense                            (5,462)         469      (1,714)
      Changes in assets and liabilities:
        Accounts receivable                                        (3,859)      (7,294)      6,887
        Inventories                                               (15,399)      (5,656)          7
        Prepaid expenses and deferred charges                         171         (102)      2,085
        Accounts payable and accrued liabilities                    9,049       16,065       6,811
        Deferred taxes                                             11,504       30,601       7,837
        Other                                                           -            -        (849)
                                                                ---------    ---------   ---------
Net cash provided by operating activities                         163,053      183,810     175,625

Cash flows from investing activities:
  Proceeds from disposals of railcars and other fixed assets      145,290       15,094     133,933
  Proceeds from disposals of box cars                                   -            -      21,688
  Decrease in advance to parent                                    19,507       89,228      36,522
  (Increase) decrease in other assets and investments             (14,940)         754        (212)
  Construction and purchase of railcars and
    other fixed assets                                           (213,208)    (175,827)   (145,878)
  Due from affiliate                                              (11,203)      (2,076)          -
  Collection of demand note and long-term receivables               1,451           17       4,000
                                                                ---------    ---------   ---------
Net cash (used in) provided by investing activities               (73,103)     (72,810)     50,053
                                                                ---------    ---------   ---------

Cash flows from financing activities:
  Net commercial paper repayments                                 (52,409)      (8,429)   (104,337)
  Proceeds from issuance of long-term debt                        100,000      100,000           -
  Principal payments of long-term debt                           (110,881)     (78,803)    (72,260)
  Repayment of advance from affiliate                                   -      (17,708)    (17,391)
  Cash dividends                                                  (44,000)     (90,000)    (33,000)
                                                                ---------    ---------   ---------
Net cash used in financing activities                            (107,290)     (94,940)   (226,988)
                                                                ---------    ---------   ---------

Effect of exchange rates on cash and cash equivalents              (1,370)        (729)     (1,943)
                                                                ---------    ---------   ---------
Net (decrease) increase in cash and cash equivalents              (18,710)      15,331      (3,253)

Cash and cash equivalents at beginning of year                     34,013       18,682      21,935
                                                                ---------    ---------   ---------

Cash and cash equivalents at end of year                        $  15,303    $  34,013   $  18,682
                                                                =========    =========   =========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)


1.  Ownership

UNION TANK CAR COMPANY (with its wholly-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") is a wholly-owned subsidiary of Marmon Industrial Corporation ("MIC") and an indirect subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.  Summary of Accounting Principles and Practices

  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

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

Direct Financing Leases - Some of the Company's railcar and other rental equipment leases are classified as direct financing leases. Gross investment in leases (minimum lease payments plus estimated residual values) less the cost of the equipment is designated as unearned income. This unearned income is recognized over the life of the lease based upon the "constant yield method" or similar methods which generally result in an approximate level rate of return on the investment.

  Depreciation and Fixed Assets Accounting

Railcars and fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are principally: railcars, 20-30 years; buildings and improvements, 20-30 years; and machinery and equipment, 3-20 years.

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful life or, if shorter, the remaining useful life of the related asset. Maintenance and repairs are charged to expense when incurred. Gain or loss on disposals is included in other income, except for those related to railcar disposals which are included in cost of services.

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

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 1994, 1993 and 1992, MIC absorbed gains of $271, $57 and $140, respectively.

Also in 1994, MIC assumed a loss of $6,102 related to U. S. dollar denominated debt held by a Canadian subsidiary of the Company.

  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

  Fair Value of Financial Instruments

All book value amounts for financial instruments approximate the instruments' fair value except for the borrowed debt discussed in Note 8.

  Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

3.  Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout the United States, Canada and Mexico. The Company leases to a wide variety of customers, and no customer accounted for more than 5% of consolidated lease revenues. The leases involve one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 1994 for newly-manufactured cars was approximately seven years. The average term of leases entered into during 1994 for other cars was approximately four years. Under the terms of most of the leases the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future rentals to be received on railcar leases at December 31, 1994, are as follows:

                                    Direct       Operating
                               Financing Leases    Leases      Total
                               ----------------  ----------  ----------
            1995                   $ 3,328       $  336,340  $  339,668
            1996                     3,842          261,733     265,575
            1997                     3,842          200,395     204,237
            1998                     3,842          145,660     149,502
            1999                     3,842           99,517     103,359
            2000 and after           6,254          189,862     196,116
                                   -------       ----------  ----------
                    Totals         $24,950       $1,233,507  $1,258,457
                                   =======       ==========  ==========

The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                           December 31,
                                        ------------------
                                         1994       1993
                                        -------   --------
    Minimum future lease rentals        $24,950   $ 29,871
    Estimated residual values             8,488      9,147
                                        -------   --------

    Gross investment                     33,438     39,018
    Less unearned income                 (9,794)   (12,799)
                                        -------   --------
    Net investment                      $23,644   $ 26,219
                                        =======   ========

    Classified as
      Railcar lease fleet (cost)        $28,292   $ 32,082
      Less accumulated depreciation      (4,648)    (5,863)
                                        -------   --------
                                        $23,644   $ 26,219
                                        =======   ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

4.  Railcar Lease Fleet and Fixed Assets

                                            December 31,
                                      -----------------------
                                         1994         1993
                                      ----------   ----------
Railcar lease fleet
  Gross cost                          $2,368,592   $2,392,731
  Less accumulated depreciation         (916,593)    (868,888)
                                      ----------   ----------
                                      $1,451,999   $1,523,843
                                      ==========   ==========
Fixed assets, at cost
  Land                                $    6,603   $    4,486
  Buildings and improvements              90,252       74,221
  Machinery and equipment                196,468      179,645
                                      ----------   ----------
                                         293,323      258,352
     Less accumulated depreciation      (162,428)    (153,379)
                                      ----------   ----------
                                      $  130,895   $  104,973
                                      ==========   ==========

5.  Investment in Direct Financing Lease

In 1987 one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18 year period.

Minimum future rentals to be received on the lease as of December 31, 1994 are as follows (at December 31, 1994 exchange rate of .713):

    1995              $ 4,318
    1996                4,318
    1997                4,318
    1998                4,318
    1999                4,318
    2000 and after     35,867
                      -------
        Total         $57,457
                      =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

The investment is recoverable from future lease payments and estimated residual value, as follows (at year-end exchange rates of .713 at December 31, 1994, and .755 at December 31, 1993):

                                        December 31,
                                    -------------------
                                      1994       1993
                                    --------   --------
    Minimum future lease rentals    $ 57,457   $ 65,418
    Estimated residual value          16,934     17,932
                                    --------   --------

    Gross investment                  74,391     83,350
    Less unearned income             (37,178)   (43,614)
                                    --------   --------
    Net investment                  $ 37,213   $ 39,736
                                    ========   ========

6.  Lease Commitments

The Company, as lessee, has entered into long-term leases for railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:

                                        December 31,
                                     -----------------
                                       1994      1993
                                     -------   -------
    Capitalized lease cost           $16,127   $15,957
    Less accumulated depreciation     (7,034)   (6,558)
                                     -------   -------
                                     $ 9,093   $ 9,399
                                     =======   =======

On December 15, 1994, the Company entered into two separate sale-leaseback transactions with trusts for the benefit of certain institutional investors pursuant to which it sold (at approximately book value) and leased back an aggregate of 2,197 railcars, including 1,636 tank cars. The Company has an option to purchase all or a portion of the railcars subject to one or both of the leases at fair value on January 2, 2005 with respect to certain railcars and January 2, 2006 with respect to the other railcars. Each lease expires on July 2, 2010.

In addition, on June 30, 1992, the Company entered into ten separate sale-leaseback transactions with trusts for the benefit of certain institutional investors pursuant to which it sold (at approximately book value) and leased back an aggregate of 2,073 railcars, including 1,570 tank cars. The Company may reacquire the railcars subject to one or more of the leases by purchasing the beneficial interests in the related trusts at fair value on January 2, 2009 in the case of four leases and January 2, 2010 in the case of the other six leases. Each lease expires on January 2, 2014.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

At December 31, 1994, future minimum rental commitments for all noncancellable leases are as follows:

                                                                        Sale-       Other
                                                        Capitalized   Leaseback   Operating
                                                           Leases      Leases      Leases
                                                        -----------   ---------   ---------
  1995                                                     $ 2,973    $ 10,469    $  2,881
  1996                                                       2,973      22,447       2,261
  1997                                                       1,529      21,039       1,524
  1998                                                          85      21,513       1,474
  1999                                                          85      21,826       1,474
  2000 and after                                               169     316,836       2,968
                                                           -------    --------    --------
                                                             7,814    $414,130    $ 12,582
                                                                      ========    ========

  Less amount representing interest                         (1,876)
                                                           -------
  Present value of minimum lease payments                    5,938
  Less current portion                                      (1,983)
                                                           -------
  Long-term obligation at December 31, 1994                $ 3,955
                                                           =======

7.  Accrued Liabilities

                                                                              December 31,
                                                                          -------------------
                                                                            1994       1993
                                                                          --------   --------
      Amounts held on customers' accounts                                 $ 19,865   $ 15,225
      Retirement benefits                                                   16,704     16,077
      Interest                                                              15,889     17,318
      Rent                                                                  15,103     11,027
      Deferred income                                                       11,635      8,164
      Minority interest in partnership                                      10,808     10,018
      Insurance                                                              8,053     15,250
      Other                                                                 31,002     28,321
                                                                          --------   --------
                                                                          $129,059   $121,400
                                                                          ========   ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

8.  Borrowed Debt

                                                              December 31,
                                                           ------------------
                                                             1994      1993
                                                           --------  --------
    Equipment obligations, payable periodically
      through 2009 at 6.50%-15.55% (average rate
      9.33% as of December 31, 1994 and 10.01%
      as of December 31, 1993)                             $712,345  $725,982
    Senior notes, 9.75%, due in 1997                        143,000   143,000
    Other long-term borrowings (average rate
      12.20% as of December 31, 1994 and 1993)               27,062    29,640
    Commercial paper (net of $91
      discount; with average yield of 3.42%
      as of December 31, 1993)                                    -    52,409
                                                           --------  --------
                                                           $882,407  $951,031
                                                           ========  ========

Equipment obligations above include $5,938 and $7,667 of capitalized leases and are secured by railcars with an original cost of $1,641,909 and $1,597,476 at December 31, 1994 and 1993, respectively. The senior notes contain certain provisions regarding asset sales and sale-leaseback restrictions. As of December 31, 1994, the Company is in compliance with all debt covenants.

During the second quarter of 1994, the Company repaid all outstanding commercial paper (through reductions in advances to parent) and suspended its commercial paper program effective May 23, 1994. On May 26, 1994, the Company terminated the revolving credit agreement which had served as a liquidity back-up to the commercial paper program. Expenses associated with the credit agreement (approximately $84 in 1994, $370 in 1993, and $300 in 1992) are included in interest expense. The Company had no amounts outstanding under the credit agreement at December 31, 1993. The Company's Canadian subsidiaries have approximately $16,613 of credit lines available on a no-charge basis. No amounts were outstanding as of December 31, 1994.

Maturities of debt obligations for the years 1995 - 1999 are $521,368, as follows: $75,378 in 1995, $75,910 in 1996, $219,150 in 1997, $76,747 in 1998
and $74,183 in 1999.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

The estimated fair value of borrowed debt is as follows:

                                       December 31,
                                   --------------------
                                     1994       1993
                                   --------  ----------
    Equipment obligations          $728,314  $  856,341
    Senior notes                    147,546     163,970
    Other long-term borrowings       32,278      40,830
    Commercial paper                      -      52,409
                                   --------  ----------
                                   $908,138  $1,113,550
                                   ========  ==========

The current fair value of the Company's borrowed debt is estimated by discounting the future interest and principal cash flows at the Company's estimated incremental borrowing rate at the respective year-end for debt with similar maturities. The Company currently anticipates holding all borrowed debt obligations until maturity.

9.  Income Taxes

The Company is included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with MIC, federal income taxes, before consideration of investment tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, MIC on this basis. If deductions and credits available to Holdings' entire consolidated group exceed those which can be used on the return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The December 31, 1994 and 1993 net deferred income tax liabilities of $459,893 and $451,812 shown in the accompanying consolidated balance sheet are composed of $493,626 and $492,225 in deferred tax liabilities, partially offset by $33,733 and $40,413 in deferred tax assets, respectively. These deferred income tax assets and (liabilities) result from the following temporary differences:

                                                        1994        1993
                                                     ---------   ---------
    Excess of tax over book depreciation             $(462,405)  $(456,558)
    Other                                              (31,221)    (35,667)
                                                     ---------   ---------
     Gross liabilities                                (493,626)   (492,225)

    Expenses per books not yet deductible for tax       17,566      27,054
    Alternative minimum tax and other tax credits       16,167      13,359
                                                     ---------   ---------
     Gross assets                                       33,733      40,413
                                                     ---------   ---------
      Net liability                                  $(459,893)  $(451,812)
                                                     =========   =========

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next fifteen years) in the gross amount of $12,000. These assets have been assigned a 100% valuation reserve due
to significant uncertainty as to ultimate realizability.   There have been no
changes in any asset valuation reserves for the year ended December 31, 1994.

Undistributed earnings of the Company's non-U.S. subsidiaries reflect full
provision for non-U.S. income taxes.   However, since the earnings are
indefinitely reinvested in non-U.S. operations, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of any such liability.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

The following summarizes the provision for income taxes on income before the cumulative effect of a change in accounting principle:

                                            Asset and       Deferred
                                         Liability Method    Method
                                        -----------------   --------
                                          1994      1993      1992
                                        -------   -------   --------
    State
      Current                           $   282   $   144    $   154
      Deferred                            1,424     2,276      2,451
    Federal
      Current                            12,525    (5,524)     9,117
      Deferred                           14,840    33,886      8,912
      Deferred investment tax credit     (1,882)   (1,868)    (1,869)
    Foreign
      Current                            15,830    15,531     15,688
      Deferred                           (2,098)   (2,820)      (520)
      Deferred investment tax credit       (780)     (873)    (1,137)
                                        -------   -------    -------
          Total                         $40,141   $40,752    $32,796
                                        =======   =======    =======

In 1990 and 1991, the Company provided for U.S. alternative minimum tax in the amounts of $9,666 and $9,380, respectively. The Company credited $5,907 in 1994, $9,280 in 1993, and $3,859 in 1992 to regular income tax liabilities.

In 1994, 1993 and 1992 the Company paid foreign withholding taxes of $1,723, $627 and $2,651, respectively.

Income tax expense is based upon domestic and foreign income before taxes and the cumulative effect of the change in accounting principle as follows:

                     1994     1993     1992
                   --------  -------  -------
    Domestic       $ 76,770  $64,248  $54,677
    Foreign          26,749   26,234   26,501
                   --------  -------  -------
         Total     $103,519  $90,482  $81,178
                   ========  =======  =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

Income tax effects of significant items which resulted in effective tax rates of 38.8% in 1994, 45.0% in 1993, and 40.4% in 1992 follow:

                                                     Asset and       Deferred
                                                  Liability Method    Method
                                                 -----------------   --------
                                                   1994      1993      1992
                                                 -------   -------   --------
  Federal income taxes at statutory rates of
   35% in 1994 and 1993 and 34% in 1992          $36,232   $31,669    $27,601
  Increase (decrease) resulting from:
    Effect of statutory tax rate increase on
      deferred taxes                                   -     7,300          -
    Amortization of investment tax credits        (2,662)   (2,741)    (3,006)
    State income taxes, net of federal income
      tax benefit                                  1,109     1,573      1,719
    Excess tax provided on foreign income          4,370     3,529      6,819
    Other, net                                     1,092      (578)      (337)
                                                 -------   -------    -------
          Total income taxes                     $40,141   $40,752    $32,796
                                                 =======   =======    =======

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefitted.

The components of the provision for deferred taxes for the year ended December 31, 1992 (calculated under the deferred method) are as follows:

                                                1992
                                              --------
    Excess of tax over book depreciation      $ 24,623
    Gain on fixed assets in excess of book     (17,531)
    Alternative minimum tax                      3,859
    Foreign tax credits                          1,455
    All other, net                              (1,563)
                                              --------
                                              $ 10,843
                                              ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

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

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 1994, 1993 and 1992 was $5,892, $5,164 and $4,963,
respectively.

As of December 31, 1994, the Company's domestic defined benefit plans were either in the process of being terminated (and their benefits frozen) or were completely terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Certain foreign subsidiaries sponsor unfunded defined benefit plans which cover substantially all of their regular, full-time employees. Benefits are based on both years of service and compensation. Defined benefit pension plan expense was $357, $371 and $291 for 1994, 1993 and 1992, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $6,556 and $7,167 at December 31, 1994 and 1993.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

12.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 1994 and 1993, the liability for postretirement health care and life insurance benefits was $4,298 and $4,294, respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $359, $590 and $546 in 1994, 1993 and 1992, respectively.

13.  Other Income

                                                       1994      1993      1992
                                                     -------   -------   -------
    Interest income                                  $10,103   $10,375   $15,803
    Earned income on direct financing leases           7,206     8,037     7,623
    Goodwill amortization                                  -      (407)      (10)
    Minority interest in net income                     (790)     (704)     (668)
    Other                                               (560)     (268)     (374)
                                                     -------   -------   -------
                                                     $15,959   $17,033   $22,374
                                                     =======   =======   =======

Interest income presented above includes interest earned on advances to MIC as described in Note 17.

14.  Supplementary Profit and Loss Information

                                              1994      1993     1992
                                             -------  -------  -------
    Maintenance and repairs                  $99,648  $95,909  $94,184
                                             =======  =======  =======
    Rents                                    $17,034  $16,476  $ 4,652
                                             =======  =======  =======
    Payroll taxes                            $ 9,016  $ 9,029  $ 9,057
                                             =======  =======  =======
    Property taxes                           $ 6,469  $ 5,537  $ 5,210
                                             =======  =======  =======

Royalties, advertising and research and development costs are less than 1% of consolidated revenues.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

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

16.  Summarized Financial Information of Procor Limited

Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                           December 31,
                                        ------------------
                                          1994      1993
                                        --------  --------
    Balance Sheet:
    Railcar lease fleet, net            $236,565  $257,333
    All other assets                     153,055   145,022
    Borrowed debt                        146,180   160,736
    All other liabilities                158,760   163,222

                                Years Ended December 31,
                              ----------------------------
                                1994      1993      1992
                              --------  --------  --------
    Statement of Income:
    Services and net sales    $114,863  $119,848  $112,983
    Gross profit                37,735    40,446    42,763
    Net income                  10,943    11,345    11,380

Services and net sales in 1994 and 1993 includes $10,326 and $16,168, respectively, representing the sale of railcars to UTLX International, Inc., a wholly-owned subsidiary of the Company.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

17.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.

            Service   Interest  Management  Insurance  Interest
            Revenues   Income    Expense     Billed    Expense
            --------  --------  ----------  ---------  --------
    1994     $3,324    $ 8,682    $4,867     $2,896     $    -
    1993      2,822      9,786     4,783      2,102        300
    1992      4,647     14,667     4,658      2,962      2,177

The Company leases 486 box cars under net long-term leases of 15 to 20 years to WCTU Railway Company, an affiliated company. Revenues from these leases are classified in the preceding table as service revenues.

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $180,057 and $202,393 at December 31, 1994 and 1993,
respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in a receivable of $14,672 and a payable of $138 at December 31, 1994 and 1993, respectively, that are included in Advances to Parent Company.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

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

Included in the preceding table as insurance billed are $1,179 in 1994, $159 in 1993 and $879 in 1992 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

In 1986, the Company entered into a partnership with an affiliate for the purpose of purchasing used railcars. The Company's investment as of December 31, 1994 and 1993 was $43,229 and $40,070, respectively, which represents 80% ownership in this partnership. The minority partner's interest in the partnership at December 31, 1994 and 1993 is $10,808 and $10,018, respectively, which is included in accrued liabilities. The minority interest in income, $790, $704 and $668 for the years ended December 31, 1994, 1993 and 1992, respectively, is reflected in other income.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

18.  Quarterly Data (Unaudited)

                                                      Three Months Ended
                                             --------------------------------------
                                             March 31  June 30   Sept. 30  Dec. 31
                                             --------  -------   --------  --------
1994
  Net sales and services revenues            $134,007  $144,767  $151,715  $290,375
  Cost of sales and services                   76,305    84,338    95,644   231,455
                                             --------  --------  --------  --------
  Gross profit                                 57,702    60,429    56,071    58,920

  Net income                                 $ 14,432  $ 16,000  $ 15,025  $ 17,921
                                             ========  ========  ========  ========

1993
  Net sales and services revenues            $122,054  $128,359  $123,105  $131,305
  Cost of sales and services                   70,294    69,964    67,317    72,586
                                             --------  --------  --------  --------
  Gross profit                                 51,760    58,395    55,788    58,719
  Income before cumulative effect of
    a change in accounting principle           10,877    14,894     8,188    15,771

  Net income                                 $ 90,877  $ 14,894  $  8,188  $ 15,771
                                             ========  ========  ========  ========

1992
  Net sales and services revenues            $122,002  $245,845  $116,648  $133,512
  Cost of sales and services                   67,165   191,290    61,039    80,683
                                             --------  --------  --------  --------
  Gross profit                                 54,837    54,555    55,609    52,829

  Net income                                 $ 11,849  $ 11,487  $ 14,997  $ 10,049
                                             ========  ========  ========  ========

In the fourth quarter of 1994, included in net sales and services revenues and cost of sales and services is approximately $125,500 related to sale-leaseback transactions. See Note 6.

In the first quarter of 1993, the Company recorded an $80,000 credit to earnings to reflect the adoption of SFAS 109. In the third quarter of 1993, the Company recorded a $7,300 charge to earnings to reflect the effect of the statutory tax rate increase on deferred taxes. See Note 9.

In the second quarter of 1992, included in net sales and service revenues and cost of sales and services is approximately $124,900 related to sale-leaseback transactions. See Note 6.

Cost of sales and services and gross profit have been restated above to reflect the reclassification of certain other income to conform with the 1994 presentation.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

19.  Supplementary Disclosures of Cash Flow Information

                                               1994     1993      1992
                                              -------  -------  --------
    Cash paid during the year for:
      Interest (net of amount capitalized)    $91,928  $94,470  $107,342
      Income taxes                             30,880   21,212    23,984

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                           First Elected
Name                  Age    Positions or Offices                           to Position
- ----                  ---    --------------------                          -------------
Kenneth P. Fischl      45    Manager - Tank Car Marketing
                              and Administration                                1979
                             Vice President Fleet Management                    1981
                             Vice President                                     1992
                             Executive Vice President and
                              General Manager Tank Car Division                 1992
                             President Tank Car Division                        1993
                             Director                                           1994

Mark J. Garrette       41    Vice President Tank Car Division                   1994
                             Vice President and Senior Vice President
                              and Controller, Tank Car Division                 1994

Robert C. Gluth        70    Director                                           1981
                             Executive Vice President                           1981
                              and served as Treasurer between
                              February, 1986 and January, 1987
                              and since October, 1989

Jay A. Pritzker        72    Director                                           1981
                             Chairman of the Board                              1981

Robert A. Pritzker     68    Director                                           1981
                             President                                          1981

Robert W. Webb         55    General Counsel                                    1986
                             Secretary                                          1986

Kenneth P. Fischl

Mr. Fischl was elected as a Director upon the retirement of Sidney H. Bonser in March, 1994, and appointed President of the Tank Car Division in February, 1993. He was appointed a Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July, 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager of Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981. He held this position until assuming his current responsibilities.

Mark J. Garrette

Mr. Garrette was appointed Senior Vice President and Controller of the Tank Car Division and Vice President of the Company upon the retirement of Stephen G. Dinsmore in August, 1994. He joined the Tank Car Division as Vice President and Assistant Controller in May, 1994. Prior to joining the Company, Mr. Garrette was Division Vice President of AVX Corp., a subsidiary of Kyocera Corp., a manufacturer of electronic components.

Robert C. Gluth

Mr. Gluth is Executive Vice President and a Director of MIC, Vice President, Treasurer and a Director of Holdings, Executive Vice President and Director of The Marmon Corporation ("TMC"), and Executive Vice President and a Director of The Marmon Group, Inc. ("Marmon"). Mr. Gluth is also Treasurer of each of TMC, MIC and Marmon.

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

Other Directorships

Mr. Robert A. Pritzker and Mr. Gluth are Directors of TIE/communications, Inc., and Mr. Robert A. Pritzker is also a Director of Acxiom Corp. Other than that, none of the members of the Company's Board of Directors are members of the board of directors of companies with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or of a company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

Sidney H. Bonser, Senior Vice President (retired); Kenneth P. Fischl, Vice President; and Stephen G. Dinsmore, Vice President (retired), were the only executive officers of the Company who in the year ended December 31, 1994, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 1994 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, have been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 17. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Bonser, Mr. Fischl and Mr. Dinsmore:

                           Summary Compensation Table

                                            Annual Compensation
                                           ---------------------      All Other
Name and Principal Position          Year  Salary ($)  Bonus ($)  Compensation ($) *
- ---------------------------          ----  ----------  ---------  ------------------
Sidney H. Bonser,
  Senior Vice President of the       1994    107,500     86,000          14,200
  Company (retired March, 1994)      1993    346,900     86,000          27,900
                                     1992    330,500     86,000          27,500

Kenneth P. Fischl,
  Director and Vice President of     1994    196,400     45,000          20,300
  the Company and President and      1993    183,200     37,000          17,800
  General Manager of the Tank Car    1992    148,100     24,000          14,900
  Division

Stephen G. Dinsmore,
  Vice President of the Company      1994    114,500     28,500               -
  and Senior Vice President of       1993    154,500     26,500          16,200
  the Tank Car Division (retired     1992    148,100     24,500          15,900
  August, 1994)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Notes to Consolidated Financial Statements," Note 17, for a description of certain related party transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                   Page
                                                                                   ----
a)  1.  Financial Statements -

          Consolidated statement of income for each of the three years
           in the period ended December 31, 1994..................................   16
          Consolidated balance sheet  - December 31, 1994 and 1993................   17
          Consolidated statement of stockholder's equity for each of
           the three years in the period ended December 31, 1994..................   18
          Consolidated statement of cash flows for each of the three
           years in the period ended December 31, 1994............................   19
          Notes to consolidated financial statements..............................   20

    2.  Index to Exhibits.........................................................   44

b)    Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended December 31, 1994.

      Financial statement schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                             UNION TANK CAR COMPANY
                                  (Registrant)


                             By:   /s/ Robert C. Gluth
                                 -----------------------------
                                       Robert C. Gluth
                                   Executive Vice President

Dated:  March 8, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                      Title                             Date
- ---------                      -----                             ----

/s/  Jay A. Pritzker           Chairman of the Board             March 8, 1995
- -------------------------       and Director
     Jay A. Pritzker

/s/  Robert A. Pritzker        President and Director            March 8, 1995
- -------------------------       (principal executive officer)
     Robert A. Pritzker

/s/  Robert C. Gluth          Executive Vice President           March 8, 1995
- -------------------------      and Director and Treasurer
     Robert C. Gluth           (principal financial officer
                               and principal accounting
                               officer)

/s/  Kenneth P. Fischl        Director and President, Tank       March 8, 1995
- -------------------------      Car Division
     Kenneth P. Fischl

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


Exhibit 12       Statements re computation of ratios
                  The computation of the Ratio of Earnings to Fixed Charges
                   (summarized in Note 15 to the consolidated financial
                   statements)...................................................    45


Exhibit 21       Subsidiaries of the registrant..................................    46

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.