Form 10-Q
period 1995-03-31
UNION TANK CAR CO
filed 1995-05-08
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from            to
                                                ----------    ---------

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

Included in this filing are 9 pages, sequentially numbered in the bottom center of each page.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                     Page
                                                                     ----
Part I.  Financial Information

        Item 1.

                 Condensed consolidated statement of income -
                   three months ended March 31, 1995 and 1994          3

                 Condensed consolidated balance sheet -
                   March 31, 1995 and December 31, 1994                4

                 Condensed consolidated statement of cash flows -
                   three months ended March 31, 1995 and 1994          5

                 Notes to condensed consolidated financial
                   statements                                        6 - 7

        Item 2.

                 Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       7

Part II. Other Information

        Item 1.

                 Legal Proceedings                                     8

        Item 6.

                 Exhibits and Reports on Form 8-K                      8

Signatures                                                             9

                       PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                       Three Months Ended
                                           March 31,
                                      --------------------
                                        1995       1994
                                      ---------  ---------
Revenues
  Services (leasing and other)        $111,992   $109,865
  Net sales                             53,950     24,142
                                      --------   --------
                                       165,942    134,007
  Other income                           5,529      3,004
                                      --------   --------
                                       171,471    137,011
                                      --------   --------
Costs and expenses
  Cost of services                      59,679     57,058
  Cost of sales                         46,310     19,247
  General and administrative            13,802     13,404
  Interest                              21,117     23,981
                                      --------   --------
                                       140,908    113,690
                                      --------   --------
Income before income taxes              30,563     23,321
                                      --------   --------
Provision for income taxes
   Current                               8,008      4,566
   Deferred                              4,109      4,974
   Deferred investment tax credits        (618)      (651)
                                      --------   --------
                                        11,499      8,889
                                      --------   --------
Net income                            $ 19,064   $ 14,432
                                      ========   ========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS


                                          March 31,   December 31,
                                             1995         1994
                                          ----------  ------------
Cash and cash equivalents                 $   21,352    $   15,303
Accounts receivable                           65,708        61,005
Inventories                                   59,660        64,644
Due from affiliate                            13,228        13,191
Prepaid expenses and deferred charges          8,255         7,423
Advances to parent company,
   principally at LIBOR plus 1%              191,661       194,729
Railcar lease fleet, net                   1,476,006     1,451,999
Fixed assets, net                            130,940       130,895
Investment in direct financing lease          37,230        37,213
Other assets                                  27,049        41,370
                                          ----------    ----------
                                          $2,031,089    $2,017,772
                                          ==========    ==========

LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                          $   15,425    $   16,096
Accrued liabilities                          143,509       129,059
Borrowed debt                                872,738       882,407
                                          ----------    ----------
                                           1,031,672     1,027,562
Deferred items
   Income taxes                              463,631       459,893
   Investment tax credits                     24,714        25,309
                                          ----------    ----------
                                             488,345       485,202
Stockholder's equity
   Common stock and additional capital       111,341       111,341
   Retained earnings                         399,731       393,667
                                          ----------    ----------
       Total stockholder's equity            511,072       505,008
                                          ----------    ----------
                                          $2,031,089    $2,017,772
                                          ==========    ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                       1995            1994
                                                                  --------------  --------------
Cash flows from operating activities:
  Net income                                                           $ 19,064       $  14,432
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      25,518          25,635
      Other non-cash income and expenses                                    125            (251)
      Changes in assets and liabilities:
        Accounts receivable                                              (8,164)         (2,255)
        Inventories                                                       3,029          (9,620)
        Prepaid expenses and deferred charges                            (1,573)           (984)
        Accounts payable and accrued expenses                            16,411           5,471
        Deferred taxes                                                    3,491           4,323
                                                                       --------       ---------
Net cash provided by operating activities                                57,901          36,751
                                                                       --------       ---------

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets          (50,180)        (61,956)
  Proceeds from disposals of railcars and other fixed assets              1,631           5,201
  Decrease (increase) in advance to parent                                5,209         (56,184)
  Decrease in other assets and investments                               14,365           1,265
                                                                       --------       ---------
Net cash used in investing activities                                   (28,975)       (111,674)
                                                                       --------       ---------

Cash flows from financing activities:
  Proceeds on issuance of long-term debt                                      -         100,000
  Principal payments of long-term debt                                   (9,943)         (8,478)
  Net commercial paper borrowings                                             -           1,448
  Cash dividends                                                        (13,000)        (10,000)
                                                                       --------       ---------
Net cash (used in) provided by financing activities                     (22,943)         82,970
                                                                       --------       ---------

Effect of exchange rates on cash and cash equivalents                        66          (1,383)
                                                                       --------       ---------

Net increase in cash and cash equivalents                                 6,049           6,664

Cash and cash equivalents at beginning of year                           15,303          34,013
                                                                       --------       ---------

Cash and cash equivalents at end of period                             $ 21,352       $  40,677
                                                                       ========       =========

Cash paid during the period for:
  Interest (net of amount capitalized)                                 $ 10,908       $  11,802
  Income taxes                                                            7,896           7,122


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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report on Form 10-K.

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

    The 1995 interim results presented herein are not necessarily indicative of the results of operations for the full year 1995.

3. As more fully described in the Company's 1994 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.  The Company and its subsidiaries have been named as defendants in a number
    of lawsuits, and certain claims are pending.   The Company has accrued what
    it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 1995 and 1994, Marmon Industrial absorbed a gain of $260 and a loss of $74, respectively.

6. The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U. S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $11.2 million at March 31, 1995, and $12.6 million at December 31, 1994.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:


                            March 31,  December 31,
                              1995         1994
                            ---------  ------------
Balance Sheet:
Railcar lease fleet, net     $234,303      $236,565
All other assets              160,709       153,055
Borrowed debt                 145,860       146,180
All other liabilities         160,856       158,760

                              Three Months Ended
                                   March 31,
                            -----------------------
                               1995         1994
                            ---------     ---------
Statement of Income:
Services and net sales       $ 30,179      $ 25,393
Gross profit                    9,688         7,536
Net income                      3,374         1,729


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
1st Quarter 1995 versus 1994
- ----------------------------

Service revenues increased $2.1 million primarily due to the effect of cars added to the railcar lease fleet. Gross margin percentages remained relatively unchanged from the comparable period in 1994.

Sales revenues increased primarily due to increased railcar sales of $24.1 million and increased sulphur services revenues of $3.6 million.

Other income increased primarily due to interest income resulting from higher market interest rates, as well as higher average outstanding balances on advances to the Company's parent.

Financial Condition
- -------------------
1995 versus 1994
- ----------------

Operating activities provided $57.9 million of cash. These funds were used to provide financing for railcar additions, service long-term debt obligations and pay a dividend to the Company's stockholder.

Management expects future cash from operating activities and long-term railcar financings will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of certain environmental matters.

Item 6.  Exhibits and Reports on Form 8-K

    b. No report on Form 8-K was filed during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT

Dated:  May 5, 1995                   /s/ R.C. Gluth
                                      ------------------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                       principal accounting officer)