Form 10-Q
period 1995-06-30
UNION TANK CAR CO
filed 1995-08-09
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1995

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

                                                                    Page
                                                                    ----
Part I.  Financial Information

     Item 1.

            Condensed consolidated statement of income -
               three and six month periods ended
               June 30, 1995 and 1994                                 3

            Condensed consolidated balance sheet -
               June 30, 1995 and December 31, 1994                    4

            Condensed consolidated statement of cash flows -
               six months ended June 30, 1995 and 1994                5

            Notes to condensed consolidated financial
               statements                                           6 - 7
     Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8

Part II.  Other Information

     Item 1.

            Legal Proceedings                                         9

     Item 6.

            Exhibits and Reports on Form 8-K                          9

Signatures                                                           10

                        PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                        1995       1994       1995       1994
                                      ---------  ---------  ---------  ---------
Revenues
   Services (leasing and other)       $117,721   $111,597   $229,713   $221,462
   Net sales                            49,637     33,170    103,587     57,312
                                      --------   --------   --------   --------
                                       167,358    144,767    333,300    278,774
   Other income                          4,728      3,474     10,257      6,478
                                      --------   --------   --------   --------
                                       172,086    148,241    343,557    285,252
                                      --------   --------   --------   --------

Costs and expenses
   Cost of services                     62,465     56,476    122,144    113,534
   Cost of sales                        43,362     27,862     89,672     47,109
   General and administrative           14,304     13,672     28,106     27,076
   Interest                             20,612     23,886     41,729     47,867
                                      --------   --------   --------   --------
                                       140,743    121,896    281,651    235,586
                                      --------   --------   --------   --------

Income before income taxes              31,343     26,345     61,906     49,666
                                      --------   --------   --------   --------

Provision for income taxes
   Current                              12,326      5,410     20,334      9,976
   Deferred                               (398)     5,578      3,711     10,552
   Deferred investment tax credits        (702)      (643)    (1,320)    (1,294)
                                      --------   --------   --------   --------
                                        11,226     10,345     22,725     19,234
                                      --------   --------   --------   --------

Net income                            $ 20,117   $ 16,000   $ 39,181   $ 30,432
                                      ========   ========   ========   ========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                           June 30,   December 31,
                                             1995         1994
                                          ----------  ------------
Cash and cash equivalents                 $   16,163    $   15,303
Accounts receivable                           77,047        61,005
Inventories                                   89,383        64,644
Due from affiliate                            13,450        13,191
Prepaid expenses and deferred charges          9,232         7,423
Advances to parent company,
   principally at LIBOR plus 1%               88,883       194,729
Railcar lease fleet, net                   1,504,912     1,451,999
Fixed assets, net                            135,274       130,895
Investment in direct financing lease          37,765        37,213
Other assets                                  27,706        41,370
                                          ----------    ----------
                                          $1,999,815    $2,017,772
                                          ==========    ==========

       LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                          $   18,255    $   16,096
Accrued liabilities                          135,512       129,059
Borrowed debt                                839,645       882,407
                                          ----------    ----------
                                             993,412     1,027,562

Deferred items
   Income taxes                              465,073       459,893
   Investment tax credits                     24,141        25,309
                                          ----------    ----------
                                             489,214       485,202

Stockholder's equity
   Common stock and additional capital       111,341       111,341
   Retained earnings                         405,848       393,667
                                          ----------    ----------
       Total stockholder's equity            517,189       505,008
                                          ----------    ----------
                                          $1,999,815    $2,017,772
                                          ==========    ==========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                      1995           1994
                                                                  -------------  ------------
Cash flows from operating activities:
  Net income                                                         $  39,181     $  30,432
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     51,757        51,199
      Other non-cash income and expenses                                  (239)          110
      Changes in assets and liabilities:
        Accounts receivable                                            (19,264)      (10,442)
        Inventories                                                    (26,955)      (15,496)
        Prepaid expenses and deferred charges                           (1,897)       (1,682)
        Accounts payable and accrued expenses                           10,737          (488)
        Deferred taxes                                                   2,391         9,258
                                                                     ---------     ---------
Net cash provided by operating activities                               55,711        62,891
                                                                     ---------     ---------

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets        (106,306)     (108,456)
  Proceeds from disposals of railcars and other fixed assets             3,848        12,590
  Decrease in advance to parent                                        104,485        43,628
  Decrease in other assets                                              14,136         1,267
                                                                     ---------     ---------
Net cash provided by (used in) investing activities                     16,163       (50,971)
                                                                     ---------     ---------

Cash flows from financing activities:
  Proceeds on issuance of long-term debt                                     -       100,000
  Principal payments of long-term debt                                 (44,667)      (44,310)
  Net commercial paper repayments                                            -       (52,409)
  Cash dividends                                                       (27,000)      (21,000)
                                                                     ---------     ---------
Net cash used in financing activities                                  (71,667)      (17,719)
                                                                     ---------     ---------
Effect of exchange rates on cash and cash equivalents                      653        (1,383)
                                                                     ---------     ---------
Net increase (decrease) in cash                                            860        (7,182)

Cash and cash equivalents at beginning of year                          15,303        34,013
                                                                     ---------     ---------

Cash and cash equivalents at end of period                           $  16,163     $  26,831
                                                                     =========     =========

Cash paid during the period for:
  Interest (net of amount capitalized)                               $  42,391     $  46,093
  Income taxes                                                          19,423        13,003

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


1. Union Tank Car Company (the Company) is a wholly-owned subsidiary of Marmon Industrial Corporation (Marmon Industrial). Marmon Industrial is a wholly-owned indirect subsidiary of Marmon Holdings, Inc. (Marmon Holdings), substantially all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 1995 and 1994, Marmon Industrial absorbed a gain of $619 and a loss of $176, respectively.

6. The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $10.5 million at June 30, 1995, and $12.6 million at December 31, 1994.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                    June 30,  December 31,
                                                      1995        1994
                                                    --------  ------------
                Balance Sheet:
                Railcar lease fleet, net            $235,673      $236,565
                All other assets                     162,522       153,055
                Borrowed debt                        143,043       146,180
                All other liabilities                162,058       158,760

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    ------------------     -----------------
                                      1995      1994         1995     1994
                                    -------    -------     -------   -------
    Statement of Income:
    Services and net sales          $31,392    $27,297     $61,571   $52,690
    Gross profit                     10,156     10,125      19,844    17,661
    Net income                        3,323      3,310       6,697     5,039


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
2nd Quarter 1995 versus 1994
----------------------------

Service revenues increased $6.1 million primarily due to the effect of cars added to the railcar lease fleet. Gross margin percentages decreased slightly from the comparable period in 1994.

Sales revenues increased primarily due to increased railcar sales of $14.3 million.

Six Months 1995 versus 1994
---------------------------
Service revenues increased $8.3 million primarily due to the effect of cars added to the railcar lease fleet. Gross margin percentages remained relatively unchanged from the comparable period in 1994.

Sales revenues increased primarily due to increased railcar sales of $38.4 million, increased sulphur services revenues of $3.5 million and increased fastener sales of $3.2 million.


Financial Condition
-------------------
1995 versus 1994
----------------

Operating activities provided $55.7 million of cash. These funds were used to provide financing for railcar additions, service long-term debt obligations and pay dividends to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and repayment of amounts previously advanced to the Company's parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

              PART II. OTHER INFORMATION



Item 1.  Legal Proceedings


         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of certain environmental matters.

Item 6.  Exhibits and Reports on Form 8-K

   b.    No report on Form 8-K was filed during the quarter ended June 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  August 8, 1995                /s/ R.C. Gluth
                                      -----------------------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                       principal accounting officer)