Form 10-Q
period 1995-09-30
UNION TANK CAR CO
filed 1995-11-06
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ X ]     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______________ to ______________

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

                  Yes        X             No
                      ----------------        -----------------

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

                                                                        Page
                                                                        ----
Part I.  Financial Information

         Item 1.

                 Condensed consolidated statement of income -
                   three and nine month periods ended
                   September 30, 1995 and 1994                            3

                 Condensed consolidated balance sheet -
                   September 30, 1995 and December 31, 1994               4

                 Condensed consolidated statement of cash flows -
                   nine months ended September 30, 1995 and 1994          5

                 Notes to condensed consolidated financial
                   statements                                           6 - 7

         Item 2.

                 Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8

Part II.  Other Information

         Item 1.

                 Legal Proceedings                                        9

         Item 6.

                 Exhibits and Reports on Form 8-K                         9

Signatures                                                               10

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                        Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                       --------------------    --------------------
                                         1995        1994        1995        1994
                                       --------    --------    --------    --------
Revenues
   Services (leasing and other)        $121,754    $109,293    $351,467    $330,755
   Net sales                            183,429      42,422     287,016      99,734
                                       --------    --------    --------    --------

                                        305,183     151,715     638,483     430,489
   Other income                           3,636       4,463      13,893      10,941
                                       --------    --------    --------    --------

                                        308,819     156,178     652,376     441,430

Costs and expenses
   Cost of services                      68,496      58,287     190,640     171,821
   Cost of sales                        172,981      37,357     262,653      84,466
   General and administrative            13,794      13,131      41,900      40,207
   Interest                              20,216      22,140      61,945      70,007
                                       --------    --------    --------    --------

                                        275,487     130,915     557,138     366,501
                                       --------    --------    --------    --------

Income before income taxes               33,332      25,263      95,238      74,929

Provision for income taxes
   Current                               12,425      10,603      32,759      20,579
   Deferred                               1,873         375       5,584      10,927
   Deferred investment tax credits         (614)       (740)     (1,934)     (2,034)
                                       --------    --------    --------    --------

                                         13,684      10,238      36,409      29,472
                                       --------    --------    --------    --------

Net income                             $ 19,648    $ 15,025    $ 58,829    $ 45,457
                                       ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)


                                                  September 30,  December 31,
                                                       1995         1994
                                                  -------------  ------------
                                    ASSETS

Cash and cash equivalents                           $   34,451    $   15,303
Accounts receivable                                     82,619        61,005
Inventories                                             77,013        64,644
Due from affiliate                                      13,038        13,191
Prepaid expenses and deferred charges                    6,915         7,423
Advances to parent company,
   principally at LIBOR plus 1%                        202,736       194,729
Railcar lease fleet, net                             1,424,803     1,451,999
Fixed assets, net                                      146,876       130,895
Investment in direct financing lease                    38,610        37,213
Other assets                                            27,714        41,370
                                                    ----------    ----------

                                                    $2,054,775    $2,017,772
                                                    ==========    ==========


             LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                                    $   25,433    $   16,096
Accrued liabilities                                    154,829       129,059
Borrowed debt                                          858,538       882,407
                                                    ----------    ----------

                                                     1,038,800     1,027,562

Deferred items
   Income taxes                                        469,422       459,893
   Investment tax credits                               23,716        25,309
                                                    ----------    ----------

                                                       493,138       485,202

Stockholder's equity
   Common stock and additional capital                 111,341       111,341
   Retained earnings                                   411,496       393,667
                                                    ----------    ----------

       Total stockholder's equity                      522,837       505,008
                                                    ----------    ----------

                                                    $2,054,775    $2,017,772
                                                    ==========    ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ----------------------
                                                                     1995        1994
                                                                  ----------  ----------
Cash flows from operating activities:
  Net income                                                      $  58,829   $  45,457
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  78,695      77,270
      Other non-cash income and expenses                             (4,841)        934
      Changes in assets and liabilities:
        Accounts receivable                                         (25,090)    (29,317)
        Inventories                                                 (14,249)    (10,125)
        Prepaid expenses and deferred charges                           414       1,135
        Accounts payable and accrued expenses                        37,188      13,144
        Deferred taxes                                                3,650       8,893
                                                                  ---------   ---------

Net cash provided by operating activities                           134,596     107,391

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets     (155,323)   (160,640)
  Proceeds from disposals of railcars and other fixed assets        106,572      14,009
  (Increase) decrease in advance to parent                          (14,527)     93,757
  Repayments of advance to affiliate                                    713       1,988
  (Increase) decrease in other assets                                14,773       1,451
                                                                  ---------   ---------

Net cash used in investing activities                               (47,792)    (49,435)

Cash flows from financing activities:
  Proceeds on issuance of long-term debt                             26,063     100,000
  Principal payments of long-term debt                              (54,211)    (87,780)
  Net commercial paper repayments                                         -     (52,409)
  Cash dividends                                                    (41,000)    (31,000)
                                                                  ---------   ---------

Net cash used in financing activities                               (69,148)    (71,189)

Effect of exchange rates on cash and cash equivalents                 1,492        (432)
                                                                  ---------   ---------

Net increase (decrease) in cash and cash equivalents                 19,148     (13,665)

Cash and cash equivalents at beginning of year                       15,303      34,013
                                                                  ---------   ---------

Cash and cash equivalents at end of period                        $  34,451   $  20,348
                                                                  =========   =========

Cash paid during the period for:
  Interest (net of amount capitalized)                            $  52,585   $  59,726
  Income taxes                                                       30,981      22,450

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


1. Union Tank Car Company (the Company) is a wholly-owned subsidiary of Marmon Industrial Corporation (Marmon Industrial). Marmon Industrial is a wholly-owned subsidiary of Marmon Holdings, Inc. (Marmon Holdings), substantially all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the nine months ended September 30, 1995 and 1994, Marmon Industrial absorbed a gain of $1,690 and loss of $235, respectively.

6. The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $6,230 at September 30, 1995, and $12,572 at December 31, 1994.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------
    Balance Sheet:
          Railcar lease fleet, net                   $237,464      $236,565
          All other assets                            185,751       153,055
          Borrowed debt                               156,230       146,180
          All other liabilities                       167,055       158,760

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    ------------------       -------------------
                                       1995     1994           1995       1994
                                     -------   -------       --------   --------
    Statement of Income:
          Services and net sales     $33,923   $29,984       $ 95,494   $ 82,674
          Gross profit                11,905    10,894         31,749     28,555
          Net income                   4,445     3,144         11,142      8,183

8. On September 20, 1995, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of 1,623 railcars, including 1,263 tank cars. The Company recognized sales revenue of $100,822. In connection with the sale-leaseback transaction, the Company expects to sell and leaseback an additional 434 railcars, including 329 tank cars, and record additional revenues of $29,695 in December, 1995. The Company has an option to purchase all or a portion of the railcars subject to the lease at a fixed purchase price on January 2, 2006. The lease expires on January 2, 2012.

9. On September 20, 1995, the Company issued $26,063 in long-term equipment trust certificates and expects to issue an additional $4,173 of long-term equipment trust certificates in December, 1995, to finance additions to its railcar fleet. The certificates bear interest at a rate of 6.76% per annum. Interest is due semi-annually through January, 2006, commencing in January, 1996. Principal will be due January, 2006.

10. On October 2, 1995, the Company repaid, by early redemption, $41,288 principal amount of 13.0% interest rate equipment obligations which were originally due semi-annually through May, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
3rd Quarter 1995 versus 1994
----------------------------

Service revenues increased $12.5 million primarily due to the effect of cars added to the railcar lease fleet. Gross margin percentages decreased slightly from the comparable period in 1994.

Sales revenues included $100.8 million from a sale-leaseback transaction. Excluding the sale lease-back, net sales revenues increased $40.2 million primarily due to increased railcar sales of $23.7 million and increased sulphur operations revenues of $14.7 million. Most of the sulphur operations revenue increase was attributable to the acquisition in July, 1995, of the operations of a Canadian full service sulphur marketing company.


Nine Months 1995 versus 1994
----------------------------

Service revenues increased $20.7 million primarily due to the effect of cars added to the railcar lease fleet. Gross margin percentages decreased slightly from the comparable period in 1994.

Sales revenues increased primarily due to increased railcar sales of $62.0 million (excluding the September, 1995 sale-leaseback), increased sulphur operations revenues of $18.4 million and increased fastener sales of $4.2 million.

Interest expense declined due to reduced debt outstanding.


Financial Condition
-------------------
1995 versus 1994
----------------

Operating activities provided $134.6 million of cash. These funds, along with proceeds from the sale-leaseback transaction and the issuance of long-term debt, were used to provide financing for railcar additions, service long-term debt obligations and pay dividends to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and repayment of amounts previously advanced to the Company's parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for a description of certain environmental matters.

         In connection with the alleged violations of the Clean Water Act at the Company's East Chicago, Indiana facility, the Company is engaged in discussions with the U.S. Department of Justice with respect to a possible settlement of this matter.

Item 6.  Exhibits and Reports on Form 8-K

   b. No report on Form 8-K was filed during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated: November 3, 1995               /s/ R.C. Gluth
                                      -----------------------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                       principal accounting officer)