Form 10-K
period 1995-12-31
UNION TANK CAR CO
filed 1996-03-11
CIK 100923

                                                                            1995
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the year ended December 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [  ]             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from                      to

                        Commission file number:  2-26520

                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-3104688
               --------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

225 W. Washington Street, Chicago, Illinois                  60606
-------------------------------------------                  -----
 (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (312) 372-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
    Title of Each Class                                   Which Registered
    -------------------                               ------------------------
          None                                                     -

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
                                         ---------    ---------

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

                            UNION TANK CAR COMPANY

                                   FORM 10-K

                         Year Ended December 31, 1995

                                   CONTENTS

Section                                                                     Page
-------                                                                     ----
Part I.
  Item 1      Business....................................................     2
  Item 2      Properties..................................................     9
  Item 3      Legal Proceedings...........................................    10
  Item 4      Submission of Matters to a Vote of Security Holders.........    10

Part II.
  Item 5      Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................    11
  Item 6      Selected Financial Data.....................................    11
  Item 7      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    11
  Item 8      Financial Statements and Supplementary Data.................    14
  Item 9      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................    36

Part III.
  Item 10     Directors and Executive Officers of the Registrant..........    36
  Item 11     Executive Compensation......................................    38
  Item 12     Security Ownership of Certain Beneficial Owners and
                Management................................................    39
  Item 13     Certain Relationships and Related Transactions..............    39

Part IV.
  Item 14     Exhibits, Financial Statement Schedules and Reports on
                Form 8-K..................................................    40

Signatures................................................................    41

                                    PART I

ITEM 1.  BUSINESS

General

UNION TANK CAR COMPANY (with its wholly-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly-owned subsidiary of Marmon Industrial Corporation, a wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

As of December 31, 1995, the Company's fleet was comprised of 53,669 tank cars and 13,943 railway cars of other types. A total of 21,554 cars were added to the lease fleet during the ten years ended December 31, 1995. These cars accounted for approximately 37% of total railcar lease revenues during 1995. Most of the Company's cars were built by the Company or to its specifications and the balance were purchased from other sources.

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

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and for periods ranging from one to twenty years. The average term of leases entered into during 1995 for newly-manufactured cars was approximately nine years. The average term of leases entered into during 1995 for other cars was approximately four years. Under the terms of most leases the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads.

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

The Company has generally followed the practice of financing additions to its fleet by borrowing 75% of the funds required through the issuance of equipment obligations. The Company's long-term equipment obligations are generally payable over a period of fifteen to twenty years, which is considerably less than the estimated useful life of the equipment. In 1995, the Company entered into a sale-leaseback transaction pursuant to which it sold and leased back (under an operating lease) an aggregate of approximately 2,057 railcars. In 1994, the Company entered into two separate sale-leaseback transactions pursuant to which it sold and leased back (under operating leases) an aggregate of approximately 2,197 railcars. The average term of the Company's leases (as lessor) is substantially less than the average maturity of the equipment obligations and the average terms of the operating leases (as lessee); however, the aggregate rentals to be received in the future under existing leases are substantial. Under the terms of the operating leases the Company assumes responsibility for repairs and taxes.

The following table sets forth the minimum rentals to be received, the debt maturities under outstanding equipment obligations, the minimum lease payments due (as lessee) under all operating leases and the cost of the fleet. The table excludes outstanding commercial paper, which, prior to the suspension of the program effective May 23, 1994, was used as interim financing for additions to the Company's railcar fleet. The figures shown are the minimum future rentals under leases in effect at the dates indicated. Based upon its historical experience, the Company expects that the cars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases and related interest and other expenses to be incurred in the future cannot be ascertained and therefore are not reflected in this table.

                                                    December 31,
                                  ------------------------------------------------
                                    1995      1994      1993      1992      1991
                                  --------  --------  --------  --------  --------
                                               (Dollars in Millions)

Total minimum future rentals
  to be received (as lessor)      $1,363.7  $1,258.5  $1,215.8  $1,190.3  $1,211.6
Principal amount of equipment
  obligations (1)                    774.8     855.3     869.0     846.0     925.5
Total minimum future lease
  payments for noncancellable
  operating leases (as lessee)       590.2     426.7     253.0     262.4      26.2

Minimum future rentals to be
  received within one year
  (as lessor)                        361.7     339.7     327.9     321.0     316.4
Principal amount of equipment
  obligations due within one
  year, net of amounts held
  for sinking fund purposes           66.8      73.1      80.7      71.4      71.2
Minimum future lease payments
  for noncancellable operating
  leases due within one year
  (as lessee)                         25.4      13.4      13.5       8.6       3.2

Gross cost of fleet                2,425.0   2,368.6   2,392.7   2,283.8   2,403.8
Depreciated cost of fleet          1,430.2   1,452.0   1,523.8   1,477.4   1,619.2

For the year ended:
  Railcar rentals, including
  direct financing leases            428.4     409.2     397.8     388.1     372.6

  (1) Includes $143.0 million principal amount of unsecured senior notes issued by the Company in 1990, the proceeds of which were used to retire certain higher coupon railcar obligations.

Approximately 46% of the Company-owned fleet of railcars is pledged to secure equipment obligations. The remaining cars are free of liens.

The Company maintains repair facilities located at strategic points throughout the United States and Canada. In addition to the work performed by the Company, certain maintenance and repair work is performed for the Company's account by railroads when railroad inspection determines the need for such work under the code of the Association of American Railroads ("AAR").

The Company is not a common carrier and is not subject to regulation or supervision as such. The Company's railcars are subject to regulations governing construction, safety and maintenance promulgated by the Department of Transportation and various other government agencies and by the AAR. These regulations have required and may in the future require the Company to make significant modifications to certain of its cars from time to time.

The Company's facilities for manufacturing and assembling tank cars are located in East Chicago, Indiana; Oakville, Ontario, Canada; and Sheldon, Texas. The Company also operates the largest network of shops in North America for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites. The principal shops are located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Longview and Sheldon, Texas; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan.

See Note 21 to the consolidated financial statements included in Item 8 of this Form 10-K for information concerning the contemplated acquisition of Hawker Canada Holdings, Inc.

Other Activities

The Company is engaged in several other activities, as described below.

Sulphur Processing

A subsidiary of the Company provides sulphur producers in Canada and the Netherlands with various services, including the processing of liquefied sulphur into crystalline slates and granules and the storage and shipping of the product. The subsidiary also designs, manufactures and sells sulphur processing plants worldwide.

Fasteners

The Company's fastener business, which is conducted through several wholly-owned subsidiaries, consists of manufacturing and distributing a wide range of fasteners in the United States, Canada and Sweden to the construction industry and manufacturers of furniture, household appliances, industrial and agricultural equipment.

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

Segment Data

The principal activity of the Company's primary industry segment is railcar leasing, services and sales.

Information with regard to the Company's industry and geographic segments is as follows:


Industry Segments                           1995        1994        1993
                                         ----------  ----------  ----------
                                                (Dollars in Millions)

Revenues
  Railcar leasing, services and sales     $  741.3    $  645.2    $  441.4
  Other                                      123.4        83.5        71.8
                                          --------    --------    --------
    Total segments                           864.7       728.7       513.2
  Interest income (principally from
    advances to parent)                       13.3        10.1        10.4
  Corporate/unallocated                       (2.2)       (2.0)       (1.7)
                                          --------    --------    --------
                                          $  875.8    $  736.8    $  521.9
                                          ========    ========    ========

Operating income
  Railcar leasing, services and sales     $  191.1    $  177.0    $  172.6
  Other                                        9.7        10.2         6.7
                                          --------    --------    --------
    Total segments                           200.8       187.2       179.3
  Interest income (principally from
   advances to parent)                        13.3        10.1        10.4
  Interest expense                           (81.2)      (91.4)      (96.6)
  Corporate/unallocated                       (2.4)       (2.4)       (2.6)
                                          --------    --------    --------
                                          $  130.5    $  103.5    $   90.5
                                          ========    ========    ========

Assets, at December 31
  Railcar leasing, services and sales     $1,723.3    $1,733.3    $1,773.4
  Other                                       77.6        58.7        46.6
                                          --------    --------    --------
   Total segments                          1,800.9     1,792.0     1,820.0
  Advances to parent                         171.2       194.7       202.3
  Corporate/unallocated                       31.2        31.1        32.6
                                          --------    --------    --------
                                          $2,003.3    $2,017.8    $2,054.9
                                          ========    ========    ========

Capital expenditures
  Railcar leasing, services and sales     $  206.8    $  186.8    $  172.9
  Other                                       21.5        26.4         2.9
                                          --------    --------    --------
                                          $  228.3    $  213.2    $  175.8
                                          ========    ========    ========

Depreciation
  Railcar leasing, services and sales     $  100.1    $  100.1    $   95.2
  Other                                        5.1         3.5         4.4
                                          --------    --------    --------
                                          $  105.2    $  103.6    $   99.6
                                          ========    ========    ========

Geographic Segments                      1995        1994        1993
                                      ----------  ----------  ----------
                                           (Dollars in Millions)

Revenues
 United States                         $  669.6    $  576.8    $  361.0
 Canada                                   184.3       146.9       147.6
 Other                                     10.8         5.0         4.6
                                       --------    --------    --------
   Total segments                         864.7       728.7       513.2
 Interest income (principally from
  advances to parent)                      13.3        10.1        10.4
 Corporate/unallocated                     (2.2)       (2.0)       (1.7)
                                       --------    --------    --------
                                       $  875.8    $  736.8    $  521.9
                                       ========    ========    ========
Operating income
 United States                         $  146.8    $  139.4    $  129.8
 Canada                                    51.0        45.2        47.0
 Other                                      3.0         2.6         2.5
                                       --------    --------    --------
  Total segments                          200.8       187.2       179.3
 Interest income (principally from
  advances to parent)                      13.3        10.1        10.4
 Interest expense                         (81.2)      (91.4)      (96.6)
 Corporate/unallocated                     (2.4)       (2.4)       (2.6)
                                       --------    --------    --------
                                       $  130.5    $  103.5    $   90.5
                                       ========    ========    ========
Assets, at December 31
 United States                         $1,340.2    $1,376.5    $1,375.6
 Canada                                   431.4       400.8       429.0
 Other                                     29.3        14.7        15.4
                                       --------    --------    --------
  Total segments                        1,800.9     1,792.0     1,820.0
 Advances to parent                       171.2       194.7       202.3
 Corporate/unallocated                     31.2        31.1        32.6
                                       --------    --------    --------
                                       $2,003.3    $2,017.8    $2,054.9
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

Competition

All the activities of the Company are in competition with similar activities carried on by other companies. In particular, there are several companies engaged in the business of leasing tank cars in the United States and Canada. The largest competitor is General American Transportation Corporation (including its Canadian affiliate, Canadian General Transit Company, Limited). The other principal competitors in the leasing business are ACF Industries, Incorporated, and General Electric Railcar Services Corporation. The principal competitive factors are price, service and product design. The Company's integration of its North American engineering, manufacturing, repair and leasing activities has enhanced its ability to provide competitive products and services to its customers.

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

Employees

As of December 31, 1995, the Company had approximately 3,850 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years the Company has attempted to identify and remediate potential problem areas. In 1995 the Company spent approximately $4.5 million on remediation and related matters, compared with $8.5 million and $4.7 million in 1994 and 1993, respectively. The Company expects to spend approximately $8.5 million in 1996 on similar activities, including approximately $6.6 million for capital expenditures. Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

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

At the request of the Pennsylvania DER, the Company has cooperated voluntarily in a site assessment of areas of potential environmental contamination at the facility. The Company has submitted its consultant's report to the Pennsylvania DER for review. The Pennsylvania Attorney General's office and the Company's counsel are engaged in discussions to resolve the criminal investigation. The Company is unable to predict at this time whether satisfactory resolution of the allegations will occur. If there is no satisfactory resolution of the allegations, it is likely that the Pennsylvania authorities will initiate criminal proceedings against the Company.

In June, 1993, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint alleging the Company violated Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986 by failing to submit Toxic Chemical Release Inventory Reporting Forms relating to its use of certain chemicals in manufacturing operations at its East Chicago, Indiana facility during calendar years 1987-1990. The EPA proposed a civil penalty in the amount of $524,000. The Company has denied the allegations of the complaint and has requested a formal hearing to contest the EPA's allegations and the proposed penalty. The Company is engaging in informal settlement negotiations with the EPA.

In August, 1994, the U.S. Department of Justice filed a civil action against the Company, pursuant to Sections 309(b) and (d) of the Clean Water Act, seeking civil penalties not to exceed $25,000 for each day of violation. In December, 1995, this matter was settled by the Company's payment of a civil penalty of $200,000.

The Company has been designated as a Potentially Responsible Party by the EPA at three sites: Auto Ion Chemical Company, Kalamazoo, Michigan; Douglassville Disposal Site, Union Township, Pennsylvania; and Whitehouse Waste Oil Pits Site, Jacksonville, Florida. Costs incurred to date have not been material, either individually or in the aggregate. Because of the level of the Company's involvement at these sites, management of the Company believes that future costs related to these sites will not be material, either individually or in the aggregate.

Management of the Company does not anticipate that the resolution of any of the matters discussed above will have a material adverse effect on the Company's results of operations, financial condition or business.

ITEM 2.  PROPERTIES

In the opinion of management, the Company's properties are substantially adequate and suitable for their intended use.

Railcars

The Company owns approximately 89 percent of its total lease fleet of 67,612 railcars, of which 53,669 are tank cars and 13,943 are other railway freight cars. Of the approximately 60,427 owned cars, 32,833 are free of liens. Cars which are not owned are leased from others under long-term net leases.

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

Sulphur Processing

A subsidiary of the Company owns facilities in Canada and the Netherlands which process liquefied sulphur into crystalline slates and granules and handle the formed product.

Containment Vessel Head Manufacturing Facilities

A subsidiary of the Company owns a metal containment vessel head manufacturing facility in Sheldon, Texas.

Liquefied Petroleum Gas Storage Facilities

A subsidiary of the Company owns several underground liquefied petroleum gas storage caverns in Canada.

Other Properties

In connection with its other business activities, the Company owns (either directly or through its subsidiaries) fastener manufacturing facilities in Ashland, Ohio; Milton, Ontario; and Montreal, Quebec. In addition, subsidiaries of the Company which manufacture fasteners lease several small plants in the United States, Canada and Sweden. The Company and its subsidiaries maintain numerous sales and business offices and warehouses, most of which are leased, throughout the United States and Canada.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations. See discussion of Environmental Matters in Item 1 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                            Year Ended December 31,
                           ----------------------------------------------------------
                              1995        1994        1993        1992        1991
                           ----------  ----------  ----------  ----------  ----------
                                             (Dollars in Thousands)

Services and net sales     $  856,229  $  720,864  $  504,823  $  618,007  $  483,416
Net income                     84,465      63,378     129,730      48,382      45,024
Ratio of earnings to
 fixed charges                   2.41        2.05        1.89        1.76        1.69
At year end:
  Total assets              2,003,346   2,017,772   2,054,867   2,063,267   2,253,760
  Long-term obligations       732,207     807,029     869,440     869,656   1,059,072

The increases in 1995, 1994 and 1992 services and net sales are primarily the result of sale-leaseback transactions of $130,517, $125,500 and $124,900, respectively. The 1993 increase in net income includes an $80,000 credit to earnings to reflect the adoption of SFAS 109.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 versus 1994

Results of Operations
---------------------

Service revenues increased $53.3 million. Slightly more than half of the increase resulted from expansion of the Company's sulphur service operations. The remaining increase was primarily due to the effect of cars added to the railcar lease fleet. Gross profit increased approximately 6% from 1994.

Excluding the effects of sale-leaseback transactions, net sales revenues in 1995 increased $77.1 million, primarily due to increased railcar sales of $62.2 million.

Other income increased $3.6 million, primarily due to interest earned on an increased average balance advanced to the Company's parent, as well as an increase in the average interest rate.

Interest expense decreased $10.3 million primarily due to lower average balances of debt outstanding and a lower average interest rate on debt outstanding.

Financial Condition
-------------------

Operating activities provided $211.3 million of cash in 1995. These funds, along with the proceeds from the sale-leaseback transaction, the issuance of long-term debt, and the collection of funds advanced to parent, were used to provide financing for railcar additions, service borrowed debt obligations and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1995, the Company spent $214.5 million for the construction and purchase of railcars and other fixed assets. The Company received $9.0 million in proceeds from disposals of railcars and other fixed assets, net of $130.5 million in proceeds from the sale-leaseback transaction.

In 1995, the Company issued $30.2 million in long-term equipment trust certificates with an annual interest rate of 6.76% to finance additions to the railcar lease fleet. Other financing activities of the Company included $114.6 million for principal repayments on borrowed debt and $59.0 million for dividends. Net cash used in financing activities was $143.4 million.

Management expects that the future cash to be provided by operating activities, long-term railcar financings, and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U. S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $5.4 million and $12.6 million at December 31, 1995 and 1994, respectively.

Change in Accounting Principle
------------------------------

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the new standard in 1996 will not have a material impact on the Company's financial position, results of operations or cash flow.

Other Matters
-------------

The Company has certain environmental matters currently outstanding, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of this Form 10-K.

1994 versus 1993

Results of Operations
---------------------

Service revenues increased $12.1 million primarily due to the effect of cars added to the railcar lease fleet offset by lower revenues from sulphur service operations. Gross profit was relatively unchanged from 1993.

In December, 1994, the Company entered into two separate sale-leaseback transactions in which it sold $125.5 million of railcars. Excluding these sale-leaseback transactions, net sales revenues in 1994 increased $78.5 million primarily due to increased railcar sales of $62.4 million and manufactured metal containment vessel head sales of $11.3 million.

Other income decreased $1.1 million primarily due to lower earned income on direct financing leases.

Interest expense decreased $5.1 million primarily due to a lower average effective interest rate on debt outstanding, lower average balances of debt outstanding, as well as the termination of the commercial paper program.

Financial Condition
-------------------

Operating activities provided $163.1 million of cash in 1994. These funds, along with proceeds from the issuance of borrowed debt, proceeds from sale-leaseback transactions, and the collection of funds advanced to parent, were used to provide financing for railcar additions, repay commercial paper obligations, service long-term debt obligations and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1994, the Company spent $189.2 million for the construction and purchase of railcars and other fixed assets. The Company received $19.8 million in proceeds from disposals of railcars and other fixed assets, net of the $125.5 million in proceeds from the sale-leaseback transactions discussed previously.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----

Report of Independent Auditors..........................................    15

Financial Statements -

  Consolidated statement of income for each of the three years in
    the period ended December 31, 1995..................................    16

  Consolidated balance sheet - December 31, 1995 and 1994...............    17

  Consolidated statement of stockholder's equity for each of the three
    years in the period ended December 31, 1995.........................    18

  Consolidated statement of cash flows for each of the three
    years in the period ended December 31, 1995.........................    19

  Notes to consolidated financial statements............................    20

                         REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended December 31, 1993.



                                       /s/ ERNST & YOUNG LLP


Chicago, Illinois
March 7, 1996

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)


                                       For the Year Ended December 31,
                                      ----------------------------------
                                         1995        1994        1993
                                      ----------  ----------  ----------
Revenues
   Services (leasing and other)        $499,226    $445,973    $433,904
   Net sales                            357,003     274,891      70,919
                                       --------    --------    --------
                                        856,229     720,864     504,823
   Other income                          19,607      15,959      17,033
                                       --------    --------    --------
                                        875,836     736,823     521,856

Costs and expenses
   Cost of services                     277,720     236,127     224,820
   Cost of sales                        330,814     251,615      55,341
   General and administrative            55,630      54,120      54,629
   Interest                              81,179      91,442      96,584
                                       --------    --------    --------
                                        745,343     633,304     431,374
                                       --------    --------    --------

Income before income taxes
  and cumulative effect of a
  change in accounting principle        130,493     103,519      90,482

Provision for income taxes
   Current                               42,601      28,637      10,151
   Deferred                               5,973      14,166      33,342
   Deferred investment tax credits       (2,546)     (2,662)     (2,741)
                                       --------    --------    --------
                                         46,028      40,141      40,752
                                       --------    --------    --------

Income before cumulative effect of
  a change in accounting principle       84,465      63,378      49,730

Cumulative effect of a change in
  accounting principle related to
  accounting for income taxes                 -           -      80,000
                                       --------    --------    --------

Net income                             $ 84,465    $ 63,378    $129,730
                                       ========    ========    ========

Ratio of earnings to fixed charges         2.41        2.05        1.89
                                           ====        ====        ====


                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                              December 31,
                                                        ------------------------
                                                           1995          1994
                                                        ----------    ----------
ASSETS

Cash and cash equivalents                               $   28,781    $   15,303
Accounts receivable, primarily due within one year,
  less allowance for doubtful accounts of $3,340 in
  1995 and $5,209 in 1994                                   71,065        61,005
Inventories                                                 68,477        64,644
Due from affiliate                                          12,828        13,191
Prepaid expenses and deferred charges                        6,479         7,423
Advances to parent company,
   principally at LIBOR plus 1%                            171,161       194,729
Railcar lease fleet, net                                 1,430,196     1,451,999
Fixed assets, net                                          148,985       130,895
Investment in direct financing lease                        37,898        37,213
Other assets                                                27,476        41,370
                                                        ----------    ----------
        Total assets                                    $2,003,346    $2,017,772
                                                        ==========    ==========

LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                                        $   36,791    $   16,096
Accrued liabilities                                        143,392       129,059
Borrowed debt                                              801,585       882,407
                                                        ----------    ----------
                                                           981,768     1,027,562
Deferred items
   Income taxes                                            468,170       459,893
   Investment tax credits                                   22,935        25,309
                                                        ----------    ----------
                                                           491,105       485,202
Stockholder's equity
   Common stock, no par value; 1,000 shares authorized
     and issued                                            106,689       106,689
   Additional capital                                        4,652         4,652
   Retained earnings                                       419,132       393,667
                                                        ----------    ----------
     Total stockholder's equity                            530,473       505,008
                                                        ----------    ----------
        Total liabilities, deferred items and
          stockholder's equity                          $2,003,346    $2,017,772
                                                        ==========    ==========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  Years Ended December 31, 1995, 1994 and 1993

                             (Dollars in Thousands)




                                           Common   Additional    Retained
                                  Stock    Capital   Earnings      Total
                                ---------  -------  -----------  ----------

Balance at December 31, 1992     $106,689   $4,652    $334,559    $445,900

Net income                              -        -     129,730     129,730
Cash dividends                          -        -     (90,000)    (90,000)
                                ---------  -------    --------    --------

Balance at December 31, 1993      106,689    4,652     374,289     485,630

Net income                              -        -      63,378      63,378
Cash dividends                          -        -     (44,000)    (44,000)
                                ---------  -------    --------    --------

Balance at December 31, 1994      106,689    4,652     393,667     505,008

Net income                              -        -      84,465      84,465
Cash dividends                          -        -     (59,000)    (59,000)
                                ---------  -------    --------    --------

Balance at December 31, 1995     $106,689   $4,652    $419,132    $530,473
                                =========  =======    ========    ========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                          For the Year Ended December 31,
                                                         ----------------------------------
                                                            1995        1994        1993
                                                         ----------  ----------  ----------
Cash flows from operating activities:
  Net income                                             $  84,465   $  63,378   $ 129,730
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        105,206     103,671      99,997
      Cumulative effect of a change
          in accounting principle                                -           -     (80,000)
      Deferred taxes                                         3,427      11,504      30,601
      Other non-cash income and expenses                    (5,565)     (5,462)        469
      Changes in operating assets and liabilities           23,796     (10,038)      3,013
                                                         ---------   ---------   ---------
Net cash provided by operating activities                  211,329     163,053     183,810

Cash flows from investing activities:
  Construction and purchase of railcars and
    other fixed assets                                    (214,470)   (189,208)   (175,827)
  Proceeds from disposals of railcars
    and other fixed assets                                 139,481     145,290      15,094
  Decrease in advance to parent                             18,143      19,507      89,228
  Purchases of businesses, net of cash acquired            (13,839)    (24,000)          -
  Decrease (increase) in other assets and investments       14,567     (14,940)        754
  Repayments from (advances to) affiliate                      713     (11,203)     (2,076)
  Collection of demand note and long-term receivables            -       1,451          17
                                                         ---------   ---------   ---------
Net cash used in investing activities                      (55,405)    (73,103)    (72,810)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                   30,236     100,000     100,000
  Principal payments of borrowed debt                     (114,614)   (110,881)    (78,803)
  Cash dividends                                           (59,000)    (44,000)    (90,000)
  Repayment of advance from affiliate                            -           -     (17,708)
  Net commercial paper repayments                                -     (52,409)     (8,429)
                                                         ---------   ---------   ---------
Net cash used in financing activities                     (143,378)   (107,290)    (94,940)

Effect of exchange rates on cash and cash equivalents          932      (1,370)       (729)
                                                         ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents        13,478     (18,710)     15,331

Cash and cash equivalents at beginning of year              15,303      34,013      18,682
                                                         ---------   ---------   ---------

Cash and cash equivalents at end of year                 $  28,781   $  15,303   $  34,013
                                                         =========   =========   =========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)

1.  Ownership

UNION TANK CAR COMPANY (with its wholly-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") is a wholly-owned subsidiary of Marmon Industrial Corporation ("MIC") and a subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

    Depreciation and Fixed Assets Accounting

Railcars and fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are principally: railcars, 25-30 years; buildings and improvements, 20-30 years; and machinery and equipment, 3-20 years.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 1995, 1994 and 1993, MIC absorbed gains of $934, $271 and $57, respectively. Also in 1994, MIC assumed a loss of $6,102 related to U. S. dollar denominated debt held by a Canadian subsidiary of the Company.

    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

    Fair Value of Financial Instruments

All book value amounts for financial instruments approximate the instruments' fair value except for the borrowed debt discussed in Note 8.

    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.  Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout the United States, Canada and Mexico. The Company leases to a wide variety of customers, and no customer accounted for more than 5% of consolidated lease revenues. The leases involve one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 1995 for newly-manufactured cars was approximately nine years. The average term of leases entered into during 1995 for other cars was approximately four years. Under the terms of most of the leases the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future rentals to be received on railcar leases at December 31, 1995, are as follows:

                                Direct
                               Financing  Operating
                                Leases      Leases       Total
                               ---------  ----------  -----------

             1996                $ 3,949  $  357,773   $  361,722
             1997                  3,949     284,022      287,971
             1998                  3,949     218,074      222,023
             1999                  3,949     160,021      163,970
             2000                  4,165      99,447      103,612
             2001 and after        2,265     222,125      224,390
                                 -------  ----------   ----------
              Totals             $22,226  $1,341,462   $1,363,688
                                 =======  ==========   ==========


The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                                December 31,
                                            --------------------
                                              1995       1994
                                            ---------  ---------

Minimum future lease rentals                 $22,226    $24,950
Estimated residual values                      8,726      8,488
                                             -------    -------

Gross investment                              30,952     33,438
Less unearned income                          (7,769)    (9,794)
                                             -------    -------
Net investment                               $23,183    $23,644
                                             =======    =======

Classified as
  Railcar lease fleet (cost)                 $29,085    $28,292
  Less accumulated depreciation               (5,902)    (4,648)
                                             -------    -------
                                             $23,183    $23,644
                                             =======    =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Railcar Lease Fleet and Fixed Assets


                                             December 31,
                                      --------------------------
                                          1995          1994
                                      ------------  ------------
Railcar lease fleet
  Gross cost                           $2,424,960    $2,368,592
  Less accumulated depreciation          (994,764)     (916,593)
                                       ----------    ----------
                                       $1,430,196    $1,451,999
                                       ==========    ==========

Fixed assets, at cost
  Land                                 $    7,192    $    6,603
  Buildings and improvements               97,344        90,252
  Machinery and equipment                 224,616       196,468
                                       ----------    ----------
                                          329,152       293,323
     Less accumulated depreciation       (180,167)     (162,428)
                                       ----------    ----------
                                       $  148,985    $  130,895
                                       ==========    ==========

5.  Investment in Direct Financing Lease

In 1987 one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18 year period.

Minimum future rentals to be received on the lease are as follows (at December 31, 1995 exchange rate of .733):


             1996                        $ 4,439
             1997                          4,439
             1998                          4,439
             1999                          4,439
             2000                          6,146
             2001 and after               30,728
                                         -------
               Total                     $54,630
                                         =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment is recoverable from future lease payments and estimated residual value, as follows (at year-end exchange rates of .733 at December 31, 1995, and
 .713 at December 31, 1994):


                                    December 31,
                                --------------------
                                  1995       1994
                                ---------  ---------

Minimum future lease rentals    $ 54,630   $ 57,457
Estimated residual value          17,409     16,934
                                --------   --------

Gross investment                  72,039     74,391
Less unearned income             (34,141)   (37,178)
                                --------   --------
Net investment                  $ 37,898   $ 37,213
                                ========   ========


6.  Lease Commitments

The Company, as lessee, has entered into long-term leases for railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:


                                     December 31,
                                 --------------------
                                   1995       1994
                                 ---------  ---------

Capitalized lease cost            $16,271    $16,127
Less accumulated depreciation      (7,546)    (7,034)
                                  -------    -------
                                  $ 8,725    $ 9,093
                                  =======    =======

In 1995, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $130,517 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on January 2, 2006. The lease expires on January 2, 2012.

In 1994, the Company entered into two separate sale-leaseback transactions with trusts for the benefit of certain institutional investors pursuant to which it sold and leased back an aggregate of $125,500 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on January 2, 2005 with respect to certain railcars and January 2, 2006 with respect to the other railcars. Each lease expires on July 2, 2010.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 1995, future minimum rental commitments for all noncancellable leases are as follows:

                                                               Operating Leases
                                                        -------------------------------
                                         Capitalized    Sale-      Other      Total
                                           Leases     Leaseback  Operating  Operating
                                         -----------  ---------  ---------  ---------
1996                                       $ 2,973    $ 22,797   $  2,646   $ 25,443
1997                                         1,529      31,523      1,779     33,302
1998                                            85      31,670      1,766     33,436
1999                                            85      31,983      1,745     33,728
2000                                            85      33,514      1,705     35,219
2001 and after                                  84     427,507      1,552    429,059
                                           -------    --------   --------  ---------
                                           $ 4,841    $578,994   $ 11,193   $590,187
                                                      ========   ========  =========
Less amount representing interest             (886)
                                           -------
Present value of minimum lease payments      3,955
Less current portion                        (2,359)
                                           -------
Long-term obligation at December 31, 1995  $ 1,596
                                           =======

Minimum future sublease income to be received under existing capitalized and sale-leaseback leases as of December 31, 1995 is presented below. Future sublease income under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased cars will be re-leased at the expiration of such subleases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

                                                        Sale-
                                         Capitalized  Leaseback
                                            Leases     Leases
                                         -----------  ---------
1996                                       $ 2,184    $ 42,251
1997                                         1,218      35,343
1998                                           894      32,403
1999                                           574      27,809
2000                                           286      19,497
2001 and after                                 515      66,455
                                           -------    --------
                                           $  5,671   $223,758
                                           ========   ========

Sublease rentals recorded as revenue for the years ended December 31, 1995, 1994 and 1993 were not material to consolidated revenues.

Rentals charged to costs and expenses were $30,065, $17,034, and $16,476 in 1995, 1994, and 1993, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.  Accrued Liabilities

                                                                December 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
Rent                                                         $ 23,651  $ 13,130
Amounts held on customers' accounts                            23,454    19,865
Retirement benefits                                            15,643    16,704
Interest                                                       14,411    15,889
Minority interest in partnership                               11,704    10,808
Deferred income                                                11,195    11,635
Insurance                                                       9,847     8,053
Other                                                          33,487    32,975
                                                             --------  --------
                                                             $143,392  $129,059
                                                             ========  ========

8.  Borrowed Debt

                                                                December 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
Equipment obligations, payable periodically through 2009 at
   6.50%-15.55% (average rate 8.97% as of December 31, 1995
   and 9.33% as of December 31, 1994)                        $631,840  $712,345

Senior notes, 9.75%, due in 1997                              143,000   143,000

Other long-term borrowings, payable periodically through
   December 31, 2005 (average rate of 12.20% as of             26,745    27,062
                                                             --------  --------
   December 31, 1995 and 1994)                               $801,585  $882,407
                                                             ========  ========

Equipment obligations are secured by railcars with an original cost of $1,351,084 and $1,641,909 at December 31, 1995 and 1994, respectively. The above equipment obligations include $3,955 and $5,938 of capitalized leases at December 31, 1995 and 1994, respectively.

The senior notes contain certain provisions regarding asset sales and sale-leaseback restrictions. As of December 31, 1995, the Company is in compliance with all debt covenants.

In 1995, the Company issued $30,236 in long-term equipment trust certificates to finance additions to its railcar fleet. The certificates bear interest at a rate of 6.76% per annum. Interest is due semi-annually through January 2, 2006, commencing in January, 1996. Principal will be due January 2, 2006.

The Company's Canadian subsidiaries have approximately $13,194 of credit lines available on a no-charge basis. No amounts were outstanding as of December 31, 1995 and 1994.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 1994, the Company repaid all outstanding commercial paper (through reductions in advances to parent) and suspended its commercial paper program effective May 23, 1994. On May 26, 1994, the Company terminated the revolving credit agreement which had served as a liquidity back-up to the commercial paper program. Expenses associated with the credit agreement (approximately $84 in 1994 and $370 in 1993) are included in interest expense.

Maturities of debt obligations for the years 1996 - 2000 are $477,639, as follows: $69,378 in 1996, $211,739 in 1997, $68,333 in 1998, $64,629 in 1999
and $63,560 in 2000.

The estimated fair value of borrowed debt is as follows:

                                                       December 31,
                                                   --------------------
                                                     1995       1994
                                                   ---------  ---------

Equipment obligations                               $706,800   $728,314
Senior notes                                         151,509    147,546
Other long-term borrowings                            35,903     32,278
                                                    --------   --------
                                                    $894,212   $908,138
                                                    ========   ========

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following summarizes the provision for income taxes on income before the cumulative effect of a change in accounting principle:

                                      1995       1994       1993
                                    ---------  ---------  ---------
State
  Current                            $   455    $   282    $   144
  Deferred                               598      1,424      2,276
Federal
  Current                             24,288     12,525     (5,524)
  Deferred                             7,469     14,840     33,886
  Deferred investment tax credit      (1,763)    (1,882)    (1,868)
Foreign
  Current                             17,858     15,830     15,531
  Deferred                            (2,094)    (2,098)    (2,820)
  Deferred investment tax credit        (783)      (780)      (873)
                                     -------    -------    -------
      Total                          $46,028    $40,141    $40,752
                                     =======    =======    =======

In 1995, 1994, and 1993 the Company paid foreign withholding taxes of $1,628, $1,723, and $627, respectively.

Current U.S. income tax provisions were reduced, and deferred tax provisions increased, by $5,907 in 1994 and $9,280 in 1993 due to utilization of U.S. alternative minimum tax credits which had been provided for in 1990 and 1991.

Income tax expense is based upon domestic and foreign income before taxes and the cumulative effect of the change in accounting principle as follows:

                                     1995       1994       1993
                                   ---------  ---------  --------

Domestic                            $ 96,844   $ 76,770   $64,248
Foreign                               33,649     26,749    26,234
                                    --------   --------   -------
     Total                          $130,493   $103,519   $90,482
                                    ========   ========   =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax effects of significant items which resulted in effective tax rates of 35.3% in 1995, 38.8% in 1994, and 45.0% in 1993 follow:

                                                 1995       1994       1993
                                               ---------  ---------  ---------

Federal income taxes at 35% statutory rate      $45,673    $36,232    $31,669
Increase (decrease) resulting from:
  Amortization of investment tax credits         (2,546)    (2,662)    (2,741)
  State income taxes, net of federal income
    tax benefit                                     894      1,109      1,573
  Excess tax provided on foreign income           1,292      4,370      3,529
  Effect on deferred taxes of statutory
   rate increase from 34% to 35%                      -          -      7,300
  Other, net                                        715      1,092       (578)
                                                -------    -------    -------
        Total income taxes                      $46,028    $40,141    $40,752
                                                =======    =======    =======

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefitted.

Effective January 1, 1993, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) and changed from the deferred method to the asset and liability approach to accounting for income taxes. The cumulative effect of this accounting change as of that date is reflected in the 1993 consolidated statement of income as an $80,000 credit to earnings for the cumulative effect of a change in accounting principle.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The December 31, 1995 and 1994 net deferred income tax liabilities of $468,170 and $459,893 shown in the accompanying consolidated balance sheet are composed of $504,065 and $493,626 in deferred tax liabilities, partially offset by $35,895 and $33,733 in deferred tax assets, respectively. These deferred income tax assets and (liabilities) result from the following temporary differences:

                                                    1995         1994
                                                 -----------  -----------

Excess of tax over book depreciation              $(471,403)   $(462,405)
Other                                               (32,662)     (31,221)
                                                  ---------    ---------
 Gross liabilities                                 (504,065)    (493,626)

Expenses per books not yet deductible for tax        18,345       17,566
Other tax credits                                    17,550       16,167
                                                  ---------    ---------
 Gross assets                                        35,895       33,733
                                                  ---------    ---------
  Net liability                                   $(468,170)   $(459,893)
                                                  =========    =========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next thirteen years) in the gross amount of $11,000. These assets have been assigned a 100% valuation reserve due
to significant uncertainty as to ultimate realizability.   There have been no
changes in any asset valuation reserves for the year ended December 31, 1995.

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

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 1995, 1994 and 1993 was $6,202, $5,892 and $5,164,
respectively.

As of December 31, 1995, the Company's domestic defined benefit plans were either in the process of being terminated (and their benefits frozen) or were completely terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Certain foreign subsidiaries sponsor unfunded defined benefit plans which cover substantially all of their regular, full-time employees. Benefits are based on both years of service and compensation. Defined benefit pension plan expense was $320, $357 and $371 for 1995, 1994 and 1993, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $3,297 and $6,556 at December 31, 1995 and 1994, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 1995 and 1994, the liability for postretirement health care and life insurance benefits was $3,739 and $4,298 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $326, $359 and $590 in 1995, 1994 and 1993, respectively.

13.  Other Income

                                                  1995       1994       1993
                                                 -------    -------    -------
Interest income                                  $13,251    $10,103    $10,375
Earned income on direct financing leases           6,913      7,206      8,037
Goodwill amortization                                  -          -       (407)
Minority interest in net income                     (896)      (790)      (704)
Other                                                339       (560)      (268)
                                                 -------    -------    -------
                                                 $19,607    $15,959    $17,033
                                                 =======    =======    =======

Interest income presented above includes interest earned on advances to MIC as described in Note 16.

14.  Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times that interest expense, amortization of debt discount and the interest component of rent expense were covered by income before income taxes and cumulative effect of a change in accounting principle and such interest, amortization and the interest component of rentals.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.  Summarized Financial Information of Procor Limited

Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                           December 31,
                                        -------------------
                                          1995       1994
                                        --------   --------
Balance Sheet:
Railcar lease fleet, net                $229,132   $236,565
All other assets                         177,505    153,055
Borrowed debt                            150,665    146,180
All other liabilities                    158,356    158,760


                                 Years Ended December 31,
                             ------------------------------
                               1995       1994       1993
                             --------   --------  ---------
Statement of Income:
Services and net sales       $132,861   $114,863   $119,848
Gross profit                   41,054     37,735     40,446
Net income                     14,878     10,943     11,345

Services and net sales in 1995 and 1994 includes $24,315 and $10,326, respectively, representing the sale of railcars to the UTLX International Division of the Company.

16.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.

                    Service   Interest  Management  Insurance
                    Revenues   Income    Expense     Billed
                    --------  --------  ----------  ---------

1995                  $2,901   $11,625      $4,378     $2,755
1994                   3,324     8,682       4,867      2,896
1993                   2,822     9,786       4,783      2,102

The Company leases 384 box cars under net long-term leases of 15 to 20 years to WCTU Railway Company, an affiliated company. Revenues from these leases are classified in the preceding table as service revenues.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $164,521 and $180,057 at December 31, 1995 and 1994,
respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in a receivable of $6,640 and $14,672 at December 31, 1995 and 1994, respectively, that are included in Advances to Parent Company.

Management fees are paid to The Marmon Group, Inc. ("Marmon"), a subsidiary of Holdings and an affiliate of MIC, for certain services provided by Marmon's officers and employees including services with respect to accounting, tax, finance, legal and related matters which Marmon provides to certain of Holdings' divisions, subsidiaries and affiliates. Marmon provides these services to the Company because it is considered more cost efficient to provide such services in this manner.

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

Included in the preceding table as insurance billed are $1,071 in 1995, $1,179 in 1994 and $159 in 1993 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

In 1986, the Company entered into a partnership with an affiliate for the purpose of purchasing used railcars. The Company's investment as of December 31, 1995 and 1994 was $46,814 and $43,229, respectively, which represents 80% ownership in this partnership. The minority partner's interest in the partnership at December 31, 1995 and 1994 is $11,704 and $10,808, respectively, which is included in accrued liabilities. The minority interest in income, $896, $790 and $704 for the years ended December 31, 1995, 1994 and 1993, respectively, is reflected in other income.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Derivative Financial Instruments

The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $5,400 and $12,572 at December 31, 1995 and 1994.

18.   Quarterly Data (Unaudited)

                                                 Three Months Ended
                                     ------------------------------------------
                                     March 31    June 30   Sept. 30    Dec. 31
                                     ---------  ---------  ---------  ---------
1995
  Net sales and services revenues     $165,942   $167,358   $305,183   $217,746
  Cost of sales and services           105,989    105,827    241,477    155,241
                                      --------   --------   --------   --------
  Gross profit                          59,953     61,531     63,706     62,505

  Net income                          $ 19,064   $ 20,117   $ 19,648   $ 25,636
                                      ========   ========   ========   ========

1994
  Net sales and services revenues     $134,007   $144,767   $151,715   $290,375
  Cost of sales and services            76,305     84,338     95,644    231,455
                                      --------   --------   --------   --------
  Gross profit                          57,702     60,429     56,071     58,920

  Net income                          $ 14,432   $ 16,000   $ 15,025   $ 17,921
                                      ========   ========   ========   ========

1993
  Net sales and services revenues     $122,054   $128,359   $123,105   $131,305
  Cost of sales and services            70,294     69,964     67,317     72,586
                                      --------   --------   --------   --------
  Gross profit                          51,760     58,395     55,788     58,719

  Income before cumulative effect of
    a change in accounting principle    10,877     14,894      8,188     15,771

  Net income                          $ 90,877   $ 14,894   $  8,188   $ 15,771
                                      ========   ========   ========   ========

In the third and fourth quarters of 1995, included in net sales and services revenues and cost of sales and services is approximately $100,822 and $29,695, respectively, related to the sale-leaseback transaction. See Note 6.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Supplementary Disclosures of Cash Flow Information

                                              For the Year Ended December 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  -----------  ---------

Changes in operating assets and liabilities:
  Accounts receivable                          $   259     $ (3,859)   $(7,294)
  Inventories                                   (2,657)     (15,399)    (5,656)
  Prepaid expenses and deferred charges          1,114          171       (102)
  Accounts payable and accrued liabilities      25,080        9,049     16,065
                                               -------     --------    -------
                                               $23,796     $(10,038)   $ 3,013
                                               =======     ========    =======

Cash paid during the year for:
  Interest (net of amount capitalized)         $81,792     $ 91,928    $94,470
  Income taxes                                  41,723       30,880     21,212

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the decrease in advance to parent.

20.  Industry Segment Information

The Company's industry and geographic data are found under the "Segment Data" caption of Item 1 of this Form 10-K. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

21.  Subsequent Event

On February 19, 1996, Procor Limited ("Procor"), a wholly-owned subsidiary of the Company, entered into an agreement with Hawker Siddeley Canada Inc. ("Hawker Siddeley") and Hawker Canada Holdings Inc. ("Hawker Holdings"), a wholly-owned subsidiary of Hawker Siddeley, whereby Procor agreed to make a takeover bid for all of the outstanding shares of Hawker Holdings immediately following the completion of a corporate reorganization by Hawker Siddeley pursuant to which Hawker Siddeley will transfer its 55% ownership in CGTX Inc. to Hawker Holdings. The aggregate cash price is Cdn. $120,000 ($87,960 at the December 31, 1995 exchange rate of .733).

On March 4, 1996, GATX Corporation and its subsidiaries, General American Transportation Company ("GATC") and 314072 Canada Inc., initiated a lawsuit against Hawker Siddeley, Hawker Holdings, Procor, Marmon Holdings, Inc., and others, alleging the proposed corporate reorganization of Hawker Siddeley does not comply with the terms of a shareholder's agreement between Hawker Siddeley and GATC relating to their ownership in CGTX Inc. While management believes its agreement with Hawker Siddeley and Hawker Holdings should be allowed to proceed, the Company is unable to predict at this time what the results of the lawsuit will be.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   First Elected
       Name          Age        Positions or Offices                to Position
-------------------  ---  ---------------------------------------  -------------
Kenneth P. Fischl    46   Manager - Tank Car Marketing
                           and Administration                           1979
                          Vice President Fleet Management               1981
                          Vice President                                1992
                          Executive Vice President and
                           General Manager Tank Car Division            1992
                          President Tank Car Division                   1993
                          Director                                      1994

Mark J. Garrette      42  Vice President Tank Car Division              1994
                          Vice President and Senior Vice President
                           and Controller, Tank Car Division            1994

Robert C. Gluth       71  Director                                      1981
                          Executive Vice President                      1981
                           and served as Treasurer between
                           February, 1986 and January, 1987
                           and since October, 1989

Jay A. Pritzker       73  Director                                      1981
                          Chairman of the Board                         1981

Robert A. Pritzker    69  Director                                      1981
                          President                                     1981

Robert W. Webb        56  General Counsel                               1986
                          Secretary                                     1986


Kenneth P. Fischl

Mr. Fischl was elected as a Director in March, 1994, and appointed President of the Tank Car Division in February, 1993. He was appointed a Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July, 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager of Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981. He held this position until assuming his current responsibilities.

Mark J. Garrette

Mr. Garrette was appointed Senior Vice President and Controller of the Tank Car Division and Vice President of the Company in August, 1994. He joined the Tank Car Division as Vice President and Assistant Controller in May, 1994. Prior to joining the Company, Mr. Garrette was a Division Vice President of AVX Corp., a subsidiary of Kyocera Corp., a manufacturer of electronic components.

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

Other Directorships

Mr. Jay A. Pritzker is a Director of Southern Peru Copper Corporation. Mr. Robert A. Pritzker is a Director of Southern Peru Copper Corporation and Acxiom Corporation. Otherwise, none of the members of the Company's Board of Directors are members of the board of directors of companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or of a company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

Kenneth P. Fischl, Vice President; and Mark J. Garrette, Vice President, were the only executive officers of the Company who in the year ended December 31, 1995, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 1995 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, have been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Fischl and Mr. Garrette:

                           Summary Compensation Table

                                         Annual Compensation
                                    ----------------------------     All Other
Name and Principal Position           Year     Salary     Bonus    Compensation*
----------------------------------  -------   --------   -------   ------------

Kenneth P. Fischl,
  Director and Vice President of       1995   $207,400   $55,000        $22,900
  the Company and President and        1994    196,400    45,000         20,300
  General Manager of the Tank Car      1993    183,200    37,000         17,800
  Division

Mark J. Garrette,
  Vice President of the Company and    1995    149,000    18,000          6,500
  Senior Vice President of the Tank
  Car Division

* Represents the aggregate amounts of Company contributions to defined contribution plans on behalf of each of the named individuals.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC, a Delaware corporation having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100% of the Company's issued and outstanding common stock. MIC is a subsidiary of Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K for a description of certain related party transactions.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

                                                                         Page
                                                                         ----
a)  1.     Financial Statements -

           Consolidated statement of income for each of the three years in the period ended December 31, 1995......................  16
           Consolidated balance sheet  - December 31, 1995 and 1994....  17
           Consolidated statement of stockholder's equity for each of the three years in the period ended December 31, 1995......  18
           Consolidated statement of cash flows for each of the three years in the period ended December 31, 1995................  19
           Notes to consolidated financial statements..................  20

     2.    Index to Exhibits...........................................  42

b)    Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended December 31, 1995.

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



                             UNION TANK CAR COMPANY
                                  (Registrant)


                             By: /s/ Robert C. Gluth
                                ---------------------------
                                     Robert C. Gluth
                                Executive Vice President

Dated:  March 7, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                      Title                    Date
---------------------------  ----------------------------    -------------

  /s/  Jay A. Pritzker       Chairman of the Board           March 7, 1996
---------------------------   and Director
       Jay A. Pritzker

  /s/  Robert A. Pritzker    President and Director          March 7, 1996
---------------------------   (principal executive officer)
       Robert A. Pritzker

  /s/  Robert C. Gluth       Executive Vice President        March 7, 1996
---------------------------   and Director and Treasurer
       Robert C. Gluth        (principal financial officer
                              and principal accounting
                              officer)


  /s/  Kenneth P. Fischl     Director and President, Tank    March 7, 1996
---------------------------   Car Division
       Kenneth P. Fischl

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

        3(b) By-Laws of the Company, as adopted November 25, 1987 (which was filed as Exhibit 3(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and is incorporated herein by reference)


Exhibit 12   Statements re computation of ratios
             The computation of the Ratio of Earnings to Fixed Charges
              (summarized in Note 14 to the consolidated financial
              statements)................................................... 43

Exhibit 21   Subsidiaries of the registrant................................. 44

Exhibit 27   Financial Data Schedule (submitted with the electronic filing of this document)

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.