Form 10-K/A
period 1995-12-31
UNION TANK CAR CO
filed 1996-05-03
CIK 100923

                                                                            1995
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A
(Mark One)
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the year ended December 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [  ]             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from                      to

                        Commission file number:  1-5666

                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-3104688
               --------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

225 W. Washington Street, Chicago, Illinois                  60606
- - -------------------------------------------                  -----
 (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (312) 372-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
    Title of Each Class                                   Which Registered
    -------------------                               ------------------------
          None                                                     -

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

                            UNION TANK CAR COMPANY

                                 FORM 10-K/A

                         Year Ended December 31, 1995

                                   CONTENTS

Section                                                                     Page
- - -------                                                                     ----
Part I.
  Item 1      Business....................................................     2
  Item 2      Properties..................................................     9
  Item 3      Legal Proceedings...........................................    10
  Item 4      Submission of Matters to a Vote of Security Holders.........    10

Part II.
  Item 5      Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................    11
  Item 6      Selected Financial Data.....................................    11
  Item 7      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    11
  Item 8      Financial Statements and Supplementary Data.................    14
  Item 9      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................    36

Part III.
  Item 10     Directors and Executive Officers of the Registrant..........    36
  Item 11     Executive Compensation......................................    38
  Item 12     Security Ownership of Certain Beneficial Owners and
                Management................................................    39
  Item 13     Certain Relationships and Related Transactions..............    39

Part IV.
  Item 14     Exhibits, Financial Statement Schedules and Reports on
                Form 8-K..................................................    40

Signatures................................................................    41

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


Railcar Supply and Demand

The demand for tank cars and bulk plastic hopper cars is generally met with a combination of the industry's existing fleet and new car additions. The industry's generally high overall utilization of the tank car and bulk plastic covered hopper car fleets is evidence of an appropriate level and mix of equipment to meet existing car demands. New railcars are needed to satisfy growth, specialized requirements, or the desire of certain customers to utilize newer equipment. Since railcars are generally built to customer order, the supply of new railcars generally stays in reasonable balance with demand.

The major underlying factors affecting demand for new railcars are: (a) the rate of growth of the overall economy, (b) growth of certain industry segments, manufacturers, or shippers, particularly involving significant new or expanded production operations, and (c) replacement of aged, obsolete, or worn out railcars.

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

At the request of the Pennsylvania DER, the Company has cooperated voluntarily in a site assessment of areas of potential environmental contamination at the facility. The Company submitted its consultant's report to the Pennsylvania DER for review in 1994. The Pennsylvania Attorney General's office and the Company's counsel began in discussions to resolve the criminal investigation in 1994. Those discussions are continuing up to the present time. The Company is unable to predict at this time whether satisfactory resolution of the allegations will occur. If there is no satisfactory resolution of the allegations, it is likely that the Pennsylvania authorities will initiate criminal proceedings against the Company.

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


The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA at three sites: Auto Ion Chemical Company, Kalamazoo, Michigan; Douglassville Disposal Site, Union Township, Pennsylvania; and Whitehouse Waste Oil Pits Site, Jacksonville, Florida. Costs incurred to date have not been material, either individually or in the aggregate. Because of the level of the Company's involvement at these sites, management believes that future costs related to these sites will not be material, either individually or in the aggregate. The Company has not entered into any costs sharing arrangements with other PRP's that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP's make it reasonably possible the Company will incur material costs beyond its pro rata share at these sites. The Company's accruals for these sites are based on the amount it reasonably expects to pay with respect to the sites.

Management of the Company does not anticipate that the resolution of any of the matters discussed above will have a material adverse effect on the Company's results of operations, financial condition or business.

ITEM 2.  PROPERTIES


In the opinion of management, the Company's properties are in good condition, substantially utilized and adequate to meet the Company's current and reasonably anticipated future needs.

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

1995 versus 1994

Results of Operations
- - ---------------------

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

Financial Condition
- - -------------------

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


Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 90% have been for railcars. Since all material capital expenditures for railcars are incurred subsequent to receipt of firm customer orders, such expenditures are discretionary to the Company based on its desire to invest in those particular railcars.

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


The following table presents the scheduled cash inflows and outflows over the next five years:

                                                                                   ($ in Millions)
                                                                                    -------------

                                                        1996            1997            1998            1999            2000
                                                        ----            ----            ----            ----            ----
Cash Inflows
- - ------------
Minimum future lease rentals                            $361.7          $288.0          $222.0          $163.8          $103.6

Cash Outflows
- - -------------
Minimum future lease payments                             25.4            33.3            33.4            33.7            35.2

Principal amount of equipment obligations                 69.4           211.7            68.3            64.6            63.6
                                                        ------          ------          ------          ------          ------
Excess inflows                                          $266.9          $ 43.0          $120.3          $ 65.5          $  4.8
                                                        ======          ======          ======          ======          ======

The Company has consistently maintained high fleet utilization. The Company's lease fleet utilization during the last five years has ranged between 95% and 97%, with an average of 96%. Utilization rates of the Company's existing railcars are driven by the long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and the suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases, which average four years for existing equipment and longer for new equipment.

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

Change in Accounting Principle
- - ------------------------------

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the new standard in 1996 will not have a material impact on the Company's financial position, results of operations or cash flow.

Other Matters
- - -------------

The Company has certain environmental matters currently outstanding, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of this Form 10-K.

1994 versus 1993

Results of Operations
- - ---------------------

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

Financial Condition
- - -------------------

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

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability and products liability exposures, as well as certain workers' compensation liabilities in states where it is authorized to do so. The Company maintains no property damage insurance on its rail cars. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims. The Company reserves the full estimated value of claims. It does not discount its claims liability.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   First Elected
       Name          Age        Positions or Offices                to Position
- - -------------------  ---  ---------------------------------------  -------------
Kenneth P. Fischl    46   Manager - Tank Car Marketing
                           and Administration                           1979
                          Vice President Fleet Management               1981
                          Vice President                                1992
                          Executive Vice President and
                           General Manager Tank Car Division            1992
                          President Tank Car Division                   1993
                          Director                                      1994

Mark J. Garrette      42  Vice President Tank Car Division              1994
                          Vice President and Senior Vice President
                           and Controller, Tank Car Division            1994

Robert C. Gluth       71  Director                                      1981
                          Executive Vice President                      1981
                           and served as Treasurer between
                           February, 1986 and January, 1987
                           and since October, 1989

Jay A. Pritzker       73  Director                                      1981
                          Chairman of the Board                         1981

Robert A. Pritzker    69  Director                                      1981
                          President                                     1981

Robert W. Webb        56  General Counsel                               1986
                          Secretary                                     1986


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

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Fischl and Mr. Garrette:

                           Summary Compensation Table

                                         Annual Compensation
                                    ----------------------------     All Other
Name and Principal Position           Year     Salary     Bonus    Compensation*
- - ----------------------------------  -------   --------   -------   ------------

Kenneth P. Fischl,
  Director and Vice President of       1995   $207,400   $55,000        $22,900
  the Company and President and        1994    196,400    45,000         20,300
  General Manager of the Tank Car      1993    183,200    37,000         17,800
  Division

Mark J. Garrette,
  Vice President of the Company and    1995    149,000    18,000          6,500
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


Dated:  May 3, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                      Title                    Date
- - ---------------------------  ----------------------------    -------------

  /s/  Jay A. Pritzker       Chairman of the Board           March 7, 1996
- - ---------------------------   and Director
       Jay A. Pritzker

  /s/  Robert A. Pritzker    President and Director          March 7, 1996
- - ---------------------------   (principal executive officer)
       Robert A. Pritzker

  /s/  Robert C. Gluth       Executive Vice President        March 7, 1996
- - ---------------------------   and Director and Treasurer
       Robert C. Gluth        (principal financial officer
                              and principal accounting
                              officer)


  /s/  Kenneth P. Fischl     Director and President, Tank    March 7, 1996
- - ---------------------------   Car Division
       Kenneth P. Fischl

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