Form 10-Q
period 1996-03-31
UNION TANK CAR CO
filed 1996-05-03
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [_]           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to
                                                 --------    --------


                         Commission file number 1-5666
                         -----------------------------


                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)


         Delaware                                      36-3104688
         --------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                   Identification Number


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

                  Yes  X                    No
                     -------                  -------

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

                                                                          Page
                                                                          ----
Part I.  Financial Information

     Item 1.

                     Condensed consolidated statement of income -
                       three months ended March 31, 1996 and 1995         3

                     Condensed consolidated balance sheet -
                       March 31, 1996 and December 31, 1995               4

                     Condensed consolidated statement of cash flows -
                       three months ended March 31, 1996 and 1995         5

                     Notes to condensed consolidated financial
                       statements                                         6 - 7

     Item 2.

                     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      8

Part II.  Other Information

     Item 1.

                     Legal Proceedings                                    9

     Item 6.

                     Exhibits and Reports on Form 8-K                     9

Signatures                                                                10

                        PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)


                                                Three Months Ended
                                                     March 31,
                                                --------------------
                                                  1996       1995
                                                --------  ----------
Revenues
   Services (leasing and other)                  $125,820   $111,992
   Net sales                                       22,867     53,950
                                                 --------   --------
                                                  148,687    165,942
   Other income                                     4,327      5,529
                                                 --------   --------

                                                  153,014    171,471

Costs and expenses
   Cost of services                                68,855     59,679
   Cost of sales                                   16,372     46,310
   General and administrative                      13,254     13,802
   Interest                                        18,600     21,117
                                                 --------   --------

                                                  117,081    140,908
                                                 --------   --------

Income before income taxes                         35,933     30,563

Provision for income taxes
   Current                                         12,024      8,008
   Deferred income taxes
    and investment tax credits                      1,266      3,491
                                                 --------   --------

                                                   13,290     11,499
                                                 --------   --------

Net income                                       $ 22,643   $ 19,064
                                                 ========   ========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)


                                                  March 31,   December 31,
                                                    1996          1995
                                                 -----------  ------------
ASSETS

Cash and cash equivalents                         $   31,805    $   28,781
Accounts receivable                                   67,813        71,065
Inventories                                           70,548        68,477
Due from affiliate                                    12,880        12,828
Prepaid expenses and deferred charges                  8,844         6,479
Advances to parent company,
   principally at LIBOR plus 1%                      106,548       171,161
Railcar lease fleet, net                           1,490,018     1,430,196
Fixed assets, net                                    146,851       148,985
Investment in aircraft direct financing lease         37,954        37,898
Other assets                                          30,462        27,476
                                                  ----------    ----------

                                                  $2,003,723    $2,003,346
                                                  ==========    ==========

LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                                  $   24,149    $   31,795
Accrued liabilities                                  156,284       148,388
Borrowed debt                                        792,438       801,585
                                                  ----------    ----------

                                                     972,871       981,768

Deferred income taxes
   and investment tax credits                        492,736       491,105



Stockholder's equity
   Common stock and additional capital               111,341       111,341
   Retained earnings                                 426,775       419,132
                                                  ----------    ----------

       Total stockholder's equity                    538,116       530,473
                                                  ----------    ----------

                                                  $2,003,723    $2,003,346
                                                  ==========    ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                    1996       1995
                                                                  ---------  ---------
Cash flows from operating activities:
  Net income                                                      $ 22,643   $ 19,064
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 26,324     25,518
      Other non-cash income and expenses                            (1,289)       125
      Changes in assets and liabilities:
        Accounts receivable                                         (3,681)    (8,164)
        Inventories                                                 (2,081)     3,029
        Prepaid expenses and deferred charges                       (2,415)    (1,573)
        Accounts payable and accrued expenses                        4,266     16,411
        Deferred taxes                                               1,266      3,491
                                                                  --------   --------

Net cash provided by operating activities                           45,033     57,901

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets     (86,383)   (50,180)
  Decrease in advance to parent                                     63,679      5,209
  Proceeds from disposals of railcars and other fixed assets         4,738      1,631
  Decrease in other assets                                             372     14,365
                                                                  --------   --------

Net cash used in investing activities                              (17,594)   (28,975)

Cash flows from financing activities:
  Principal payments of borrowed debt                               (9,528)    (9,943)
  Cash dividend                                                    (15,000)   (13,000)
                                                                  --------   --------

Net cash used in financing activities                              (24,528)   (22,943)

Effect of exchange rates on cash and cash equivalents                  113         66
                                                                  --------   --------

Net increase in cash and cash equivalents                            3,024      6,049

Cash and cash equivalents at beginning of year                      28,781     15,303
                                                                  --------   --------

Cash and cash equivalents at end of period                        $ 31,805   $ 21,352
                                                                  ========   ========

Cash paid during the period for:
  Interest (net of amount capitalized)                            $ 10,408   $ 10,908
  Income taxes                                                      13,526      7,896

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


1. UNION TANK CAR COMPANY (the "Company") is a wholly-owned subsidiary of Marmon Industrial Corporation ("Marmon Industrial"). Marmon Industrial is a wholly-owned subsidiary of Marmon Holdings, Inc. ("Marmon Holdings"), substantially all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report on Form 10-K.

    The 1996 interim results presented herein are not necessarily indicative of the results of operations for the full year 1996.

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. As more fully described in the Company's 1995 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 1996 and 1995, Marmon Industrial absorbed gains of $36 and $260, respectively.

6. The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $5,400 at both March 31, 1996, and December 31, 1995.

7.   Summarized Financial Information of Procor Limited

     Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:


                                                 March 31,  December 31,
                                                   1996         1995
                                                 ---------  ------------
Balance Sheet:
 Railcar lease fleet, net                         $227,592      $229,132
 All other assets                                  179,295       177,505
 Borrowed debt                                     150,377       150,665
 All other liabilities                             154,569       158,356


                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                   1996         1995
                                                 ---------  ------------
Statement of Income:
 Services and net sales                           $ 34,881      $ 30,179
 Gross profit                                       10,663         9,688
 Net income                                          3,893         3,374

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
1st Quarter 1996 versus 1995

Service revenues increased $13.8 million. Slightly more than half of the increase resulted from expansion of the Company's sulphur service operations in the third quarter of 1995. The remaining increase was primarily due to the effect of cars added to the lease fleet. Gross margin percentages decreased slightly from the comparable period in 1995.

Sales revenues decreased $31.1 million primarily due to decreased railcar sales of $29.3 million.

Other income decreased slightly primarily due to decreased interest income resulting from lower average outstanding balances on advances to the company's parent, as well as lower market interest rates.

Financial Condition
1996 versus 1995

Operating activities provided $45.0 million of cash. These funds, along with the collection of funds advanced to parent, were used to provide financing for railcar additions, service borrowed debt obligations and pay a dividend to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flow.

                          PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of certain environmental matters.

         Reference is made to the "Subsequent Event" reported at Note 21 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, regarding the lawsuit which was filed on March 4, 1996, by GATX Corporation and its subsidiaries, General American Transportation Company ("GATC") and 314072 Canada Inc., against Hawker Siddeley Canada Inc. ("Hawker Siddeley"), Hawker Canada Holdings Inc. ("Hawker Holdings"), Procor Limited ("Procor") (a wholly-owned subsidiary of the Company), Marmon Holdings, Inc., and others, in the Province of Ontario, Canada in the Ontario Court of Justice (General Division). Judgment was given on April 26, 1996. The judgment determined that Hawker Siddeley is not entitled to dispose of its interest in CGTX Inc. pursuant to the agreement entered into on February 19, 1996 (whereby Procor agreed to make a takeover bid for all of the outstanding shares of Hawker Holdings immediately following the completion of a corporate reorganization by Hawker Siddeley pursuant to which Hawker Siddeley would transfer its 55% ownership in CGTX Inc. to Hawker Holdings) without the consent of GATC or without complying with the right of first refusal in favor of GATC in the Hawker Siddeley/GATC shareholders agreement. Procor and Hawker Siddeley are considering the judgment in order to determine whether or not an appeal should be commenced.

Item 6.  Exhibits and Reports on Form 8-K

     b. No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNION TANK CAR COMPANY

                                       REGISTRANT



Dated:  May 3, 1996                    /s/ R.C. Gluth
                                       -------------------------------------
                                           R.C. Gluth
                                       Executive Vice President and Director
                                        (principal financial officer and
                                         principal accounting officer)