Form 10-K/A
period 1995-12-31
UNION TANK CAR CO
filed 1996-05-17
CIK 100923

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

Section                                                                     Page
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

The Company estimates that its plant facilities were utilized during the year at an average of approximately 90% of productive capacity for railcar manufacturing, 80% for railcar servicing and repair, 50% for sulphur processing, 90% for containment vessel head manufacturing, 70% for liquified petroleum gas storage and 80% for the other properties.

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

1995 versus 1994

Results of Operations
- ---------------------

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

Financial Condition
- -------------------

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


The following table presents the scheduled cash inflows and outflows over the next five years:

                                                                                   ($ in Millions)
                                                                                    -------------

                                                        1996            1997            1998            1999            2000
                                                        ----            ----            ----            ----            ----
Cash Inflows
- ------------
Minimum future lease rentals                            $361.7          $288.0          $222.0          $163.8          $103.6

Cash Outflows
- -------------
Minimum future lease payments                             25.4            33.3            33.4            33.7            35.2

Principal amount of equipment obligations                 69.4           211.7            68.3            64.6            63.6
                                                        ------          ------          ------          ------          ------
Excess inflows                                          $266.9          $ 43.0          $120.3          $ 65.5          $  4.8
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



                                       /s/ ERNST & YOUNG LLP


Chicago, Illinois
March 7, 1996

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)


                                       For the Year Ended December 31,
                                      ----------------------------------
                                         1995        1994        1993
                                      ----------  ----------  ----------
Revenues
   Services (leasing and other)        $499,226    $445,973    $433,904
   Net sales                            226,486     149,391      70,919
   Net sales (sale-leasebacks)          130,517     125,500           -
                                       --------    --------    --------
                                        856,229     720,864     504,823
   Other income                          19,607      15,959      17,033
                                       --------    --------    --------
                                        875,836     736,823     521,856

Costs and expenses
   Cost of services                     277,720     236,127     224,820
   Cost of sales                        200,297     126,115      55,341
   Cost of sales (sale-leasebacks)      130,517     125,500           -
   General and administrative            55,630      54,120      54,629
   Interest                              81,179      91,442      96,584
                                       --------    --------    --------
                                        745,343     633,304     431,374
                                       --------    --------    --------

Income before income taxes
  and cumulative effect of a
  change in accounting principle        130,493     103,519      90,482

Provision for income taxes
   Current                               42,601      28,637      10,151
   Deferred                               5,973      14,166      33,342
   Deferred investment tax credits       (2,546)     (2,662)     (2,741)
                                       --------    --------    --------
                                         46,028      40,141      40,752
                                       --------    --------    --------

Income before cumulative effect of
  a change in accounting principle       84,465      63,378      49,730

Cumulative effect of a change in
  accounting principle related to
  accounting for income taxes                 -           -      80,000
                                       --------    --------    --------

Net income                             $ 84,465    $ 63,378    $129,730
                                       ========    ========    ========

Ratio of earnings to fixed charges         2.41        2.05        1.89
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
                                =========  =======    ========    ========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                          For the Year Ended December 31,
                                                         ----------------------------------
                                                            1995        1994        1993
                                                         ----------  ----------  ----------
Cash flows from operating activities:
  Net income                                             $  84,465   $  63,378   $ 129,730
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        105,206     103,671      99,997
      Cumulative effect of a change
          in accounting principle                                -           -     (80,000)
      Deferred taxes                                         3,427      11,504      30,601
      Other non-cash income and expenses                    (5,565)     (5,462)        469
      Changes in operating assets and liabilities           23,796     (10,038)      3,013
                                                         ---------   ---------   ---------
Net cash provided by operating activities                  211,329     163,053     183,810

Cash flows from investing activities:
  Construction and purchase of railcars and
    other fixed assets                                    (214,470)   (189,208)   (175,827)
  Proceeds from sale-leasebacks                            130,517     125,500           -
  Proceeds from disposals of railcars
    and other fixed assets                                   8,964      19,790      15,094
  Decrease in advance to parent                             18,143      19,507      89,228
  Purchases of businesses, net of cash acquired            (13,839)    (24,000)          -
  Decrease (increase) in other assets and investments       14,567     (14,940)        754
  Repayments from (advances to) affiliate                      713     (11,203)     (2,076)
  Collection of demand note and long-term receivables            -       1,451          17
                                                         ---------   ---------   ---------
Net cash used in investing activities                      (55,405)    (73,103)    (72,810)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                   30,236     100,000     100,000
  Principal payments of borrowed debt                     (114,614)   (110,881)    (78,803)
  Cash dividends                                           (59,000)    (44,000)    (90,000)
  Repayment of advance from affiliate                            -           -     (17,708)
  Net commercial paper repayments                                -     (52,409)     (8,429)
                                                         ---------   ---------   ---------
Net cash used in financing activities                     (143,378)   (107,290)    (94,940)

Effect of exchange rates on cash and cash equivalents          932      (1,370)       (729)
                                                         ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents        13,478     (18,710)     15,331

Cash and cash equivalents at beginning of year              15,303      34,013      18,682
                                                         ---------   ---------   ---------

Cash and cash equivalents at end of year                 $  28,781   $  15,303   $  34,013
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
                                  =======    =======

In 1995, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $130,517 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on (i) January 2, 2006, (ii) January 2, 2012 (the base term lease expiration date) and (iii) January 2, 2018 (the end of the optional lease renewal term).

In 1994, the Company entered into two separate sale-leaseback transactions with trusts for the benefit of certain institutional investors pursuant to which it sold and leased back an aggregate of $125,500 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on
(i) January 2, 2005 with respect to certain railcars and January 2, 2006 with respect to the other railcars, (ii) July 2, 2010 (the base term lease expiration date) and (iii) July 2, 2017 (the end of the optional lease renewal term).


The exercise price of the fixed price purchase options is equal to the projected future fair market value of the subject rail cars, as determined by an independent appraiser.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   First Elected
       Name          Age        Positions or Offices                to Position
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

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Fischl and Mr. Garrette:

                           Summary Compensation Table

                                         Annual Compensation
                                    ----------------------------     All Other
Name and Principal Position           Year     Salary     Bonus    Compensation*
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


Dated:  May 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                      Title                    Date
- ---------------------------  ----------------------------    -------------

  /s/  Jay A. Pritzker       Chairman of the Board           March 7, 1996
- ---------------------------   and Director
       Jay A. Pritzker

  /s/  Robert A. Pritzker    President and Director          March 7, 1996
- ---------------------------   (principal executive officer)
       Robert A. Pritzker

  /s/  Robert C. Gluth       Executive Vice President        March 7, 1996
- ---------------------------   and Director and Treasurer
       Robert C. Gluth        (principal financial officer
                              and principal accounting
                              officer)


  /s/  Kenneth P. Fischl     Director and President, Tank    March 7, 1996
- ---------------------------   Car Division
       Kenneth P. Fischl

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