Form 10-Q
period 1996-06-30
UNION TANK CAR CO
filed 1996-08-07
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ X ]             OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]             OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from  __________________ to  __________________

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

                                                                            Page
                                                                            ----
Part I.  Financial Information

        Item 1.

                Condensed consolidated statement of income -
                 three and six month periods ended
                 June 30, 1996 and 1995                                       3

                Condensed consolidated balance sheet -
                 June 30, 1996 and December 31, 1995                          4

                Condensed consolidated statement of cash flows -
                 six months ended June 30, 1996 and 1995                      5

                Notes to condensed consolidated financial
                 statements                                                6 - 7

        Item 2.

                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                8

Part II.  Other Information

        Item 1.

                Legal Proceedings                                             9

        Item 6.

                Exhibits and Reports on Form 8-K                              9

Signatures                                                                   10

                       PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                   ---------------------   -------------------------
                                     1996        1995         1996          1995
                                   ---------  ----------   ---------    ------------
Revenues
   Services (leasing and other)     $ 135,195    $ 117,721    $ 261,015    $ 229,713
   Net sales                           37,209       49,637       60,076      103,587
                                     --------     --------     --------      -------

                                      172,404      167,358      321,091      333,300
   Other income                        14,772        4,728       19,099       10,257
                                     --------     --------     --------     --------

                                      187,176      172,086      340,190      343,557

Costs and expenses
   Cost of services                    76,968       62,465      145,823      122,144
   Cost of sales                       30,437       43,362       46,809       89,672
   General and administrative          13,562       14,304       26,816       28,106
   Interest                            18,078       20,612       36,678       41,729
                                     --------     --------     --------     --------

                                      139,045      140,743      256,126      281,651
                                     --------     --------     --------     --------

Income before income taxes             48,131       31,343       84,064       61,906

Provision for income taxes
   Current                             13,534       12,326       25,558       20,334
   Deferred income taxes
    and investment tax credits          5,056       (1,100)       6,322        2,391
                                     --------     --------     --------     --------

                                       18,590       11,226       31,880       22,725
                                     --------     --------     --------     --------

Net income                          $  29,541    $  20,117    $  52,184    $  39,181
                                    =========   ==========     ========    =========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
                                  (Unaudited)


                                                  June 30,    December 31,
                                                    1996          1995
                                                  --------    ------------
ASSETS

Cash and cash equivalents                         $   45,691    $   28,781
Accounts receivable                                   80,645        71,065
Inventories                                           69,309        68,477
Due from affiliate                                         -        12,828
Prepaid expenses and deferred charges                  9,654         6,479
Advances to parent company,
 principally at LIBOR plus 1%                        171,945       171,161
Railcar lease fleet, net                           1,397,626     1,430,196
Fixed assets, net                                    146,881       148,985
Investment in aircraft direct financing lease         37,700        37,898
Other assets                                          27,068        27,476
                                                   ---------     ---------

                                                  $1,986,519    $2,003,346
                                                   =========     =========


LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                                  $   19,352    $   31,795
Accrued liabilities                                  158,061       148,388
Borrowed debt                                        765,031       801,585
                                                   ---------     ---------

                                                     942,444       981,768

Deferred income taxes
  and investment tax credits                         497,418       491,105



Stockholder's equity
   Common stock and additional capital               111,341       111,341
   Retained earnings                                 435,316       419,132
                                                   ---------     ---------

     Total stockholder's equity                      546,657       530,473
                                                   ---------     ---------

                                                  $1,986,519    $2,003,346
                                                   =========     =========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  ----------------------
                                                                     1996        1995
                                                                  ----------  ----------
Cash flows from operating activities:
  Net income                                                      $  52,184   $  39,181
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                   53,579      51,757
     Gain on disposition of railcars and other fixed assets         (12,091)       (622)
     Deferred taxes                                                   6,322       2,391
     Other non-cash income and expenses                                 890         767
     Changes in assets and liabilities:
      Accounts receivable                                           (10,165)    (19,264)
      Inventories                                                    (1,091)    (26,955)
      Prepaid expenses and deferred charges                          (3,174)     (1,897)
      Accounts payable and accrued expenses                          (7,071)     10,353
                                                                   --------    --------
Net cash provided by operating activities                            79,383      55,711

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets     (164,067)   (106,306)
  Proceeds from disposals of railcars and other fixed assets         19,376       3,848
  Decrease in advances to affiliates                                 12,828           -
  (Increase) decrease in advance to parent                             (810)    104,485
  Decrease in other assets                                              372      14,136
                                                                   --------    --------
Net cash (used in) provided by investing activities                (132,301)     16,163

Cash flows from financing activities:
  Proceeds from sale-leaseback transaction                          142,382           -
  Proceeds from issuance of borrowed debt                            14,231           -
  Principal payments of borrowed debt                               (50,785)    (44,667)
  Cash dividends                                                    (36,000)    (27,000)
                                                                   --------    --------
Net cash provided by (used in) financing activities                  69,828     (71,667)

Effect of exchange rates on cash and cash equivalents                     -         653
                                                                   --------    --------
Net increase in cash and cash equivalents                            16,910         860

Cash and cash equivalents at beginning of year                       28,781      15,303
                                                                   --------    --------
Cash and cash equivalents at end of period                        $  45,691   $  16,163
                                                                   ========    ========

Cash paid during the period for:
 Interest (net of amount capitalized)                             $  36,928   $  42,391
 Income taxes                                                        25,329      19,423

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report on Form 10-K/A.

    The 1996 interim results presented herein are not necessarily indicative of the results of operations for the full year 1996.

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. As more fully described in the Company's 1995 Annual Report on Form 10-K/A, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 1996 and 1995, Marmon Industrial absorbed a loss of $61 and a gain of $619, respectively.

6. The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $9,353 at June 30, 1996, and $5,400 at December 31, 1995.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:



                                                       June 30,          December 31,
                                                         1996                1995
                                                    ---------------      ---------------
        Balance Sheet:
           Railcar lease fleet, net                 $ 223,042            $ 229,132
           All other assets                           182,179              177,505
           Borrowed debt                              139,735              150,665
           All other liabilities                      159,514              158,356


                                                         Three Months Ended           Six Months Ended
                                                              June 30,                  June 30,
                                                     ------------------------    -------------------------
                                                         1996        1995          1996           1995
                                                     -----------  -----------    ----------   ------------
        Statement of Income:
           Services and net sales                    $ 31,696      $ 31,392        $ 66,577       $ 61,571
           Gross profit                                10,283        10,156          20,946         19,844
           Net income                                   4,450         3,323           8,343          6,697


8. In June 1996, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $142,382 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on (i) July 2, 2006, (ii) July 2, 2012 (the base term lease expiration date) and (iii) July 2, 2018.

9. In June 1996, the Company issued $14,231 in long-term equipment trust certificates to finance additions to its railcar fleet. The certificates bear interest at a rate of 7.21% per annum. Interest is due semi-annually through July 2, 2006, commencing in January, 1997. Principal will be due July 2, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
2nd Quarter 1996 versus 1995
- ----------------------------
Service revenues increased $17.5 million. Slightly more than half of the increase resulted from the effect of cars added to the lease fleet. The remaining increase was primarily due to increased sulphur service processing operations. Gross margin percentages decreased from the comparable period in 1995 primarily due to the increase in railcar rental expenses from the sale-leaseback transactions, which was offset by decreased interest expense.

Sales revenues decreased $12.4 million primarily due to decreased railcar sales.

Other income increased $10.0 million primarily due to a gain on the sale of a storage facility used in the liquefied petroleum gas storage operations.

Six Months 1996 versus 1995
- ---------------------------
Service revenues increased $31.3 million. More than half of the increase resulted from increased sulphur service processing operations. The remaining increase was primarily due to the effect of cars added to the lease fleet.

Sales revenues decreased $43.5 million primarily due to decreased railcar sales.

Interest expense decreased $5.1 million primarily due to lower average balances of debt outstanding and a lower average interest rate on debt outstanding.

Financial Condition
- -------------------
1996 versus 1995
- ----------------
Operating activities provided $79.4 million of cash. These funds, along with the proceeds from the sale-leaseback transaction and the issuance of long-term debt, were used to provide financing for railcar additions, service borrowed debt obligations and pay dividends to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995 for a description of certain environmental matters.

         Reference is made to the "Subsequent Event" reported at Note 21 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, and at "Item 1. Legal Proceedings" in the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1996. The Court ruled in favor of the plaintiffs in the lawsuit which was filed by GATX Corporation and its subsidiaries, General American Transportation Company ("GATC") and 314072 Canada Inc., against Hawker Siddeley Canada Inc., Hawker Canada Holdings, Marmon Holdings, Inc., Procor Limited and others to enjoin the purchase by Procor Limited of Hawker Siddeley Canada Inc. As a result of the termination of the proposed purchase, Procor Limited received certain fees.

Item 6.  Exhibits and Reports on Form 8-K

     b.  No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  August 6, 1996                /s/ R.C. Gluth
                                      -------------------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                        principal accounting officer)