Form 10-Q
period 1996-09-30
UNION TANK CAR CO
filed 1996-11-06
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        [ X ]      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        [   ]      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from  _________ to  _________

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

                                                                            Page
                                                                            ----
Part I.   Financial Information

     Item 1.

               Condensed consolidated statement of income -
                three and nine month periods ended
                September 30, 1996 and 1995                                  3

               Condensed consolidated balance sheet -
                September 30, 1996 and December 31, 1995                     4

               Condensed consolidated statement of cash flows -
                nine months ended September 30, 1996 and 1995                5

               Notes to condensed consolidated financial
                statements                                                 6 - 7

     Item 2.

               Management's Discussion and Analysis of
                Financial Condition and Results of Operations                8

Part II.  Other Information

     Item 1.

               Legal Proceedings                                             9

     Item 6.

               Exhibits and Reports on Form 8-K                              9

Signatures                                                                  10

                       PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   --------------------  ---------------------
                                      1996       1995       1996       1995
                                   ---------  ---------  ---------  ----------
Revenues
   Services (leasing and other)     $131,382   $121,754   $392,397  $351,467
   Net sales                          41,846     82,607    101,922   186,194
                                    --------   --------   --------  --------

                                     173,228    204,361    494,319   537,661
   Other income                        5,931      3,636     25,030    13,893
                                    --------   --------   --------  --------

                                     179,159    207,997    519,349   551,554

Costs and expenses
   Cost of services                   72,799     68,496    218,622   190,640
   Cost of sales                      34,764     72,159     81,573   161,831
   General and administrative         13,775     13,794     40,591    41,900
   Interest                           17,911     20,216     54,589    61,945
                                    --------   --------   --------  --------

                                     139,249    174,665    395,375   456,316
                                    --------   --------   --------  --------

Income before income taxes            39,910     33,332    123,974    95,238

Provision for income taxes
   Current                            14,612     12,425     40,170    32,759
   Deferred income taxes
    and investment tax credits           755      1,259      7,077     3,650
                                    --------   --------   --------  --------

                                      15,367     13,684     47,247    36,409
                                    --------   --------   --------  --------

Net income                          $ 24,543   $ 19,648   $ 76,727  $ 58,829
                                    ========   ========   ========  ========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
                                  (Unaudited)


                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
ASSETS

Cash and cash equivalents                           $   58,200    $   28,781
Accounts receivable                                     77,672        71,065
Inventories                                             69,931        68,477
Due from affiliate                                           -        12,828
Prepaid expenses and deferred charges                    9,778         6,479
Advances to parent company,
   principally at LIBOR plus 1%                        136,463       171,161
Railcar lease fleet, net                             1,438,162     1,430,196
Fixed assets, net                                      146,758       148,985
Investment in aircraft direct financing lease           37,651        37,898
Other assets                                            24,785        27,476
                                                    ----------    ----------

                                                    $1,999,400    $2,003,346
                                                    ==========    ==========

LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY


Accounts payable                                     $   19,433   $   31,795
Accrued liabilities                                     172,297      148,388
Borrowed debt                                           755,220      801,585
                                                     ----------   ----------
                                                        946,950      981,768
Deferred income taxes
   and investment tax credits                           498,250      491,105


Stockholder's equity
   Common stock and additional capital                  111,341      111,341
   Retained earnings                                    442,859      419,132
                                                     ----------   ----------
       Total stockholder's equity                       554,200      530,473
                                                     ----------   ----------

                                                     $1,999,400   $2,003,346
                                                     ==========   ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ----------------------
                                                                     1996        1995
                                                                  ----------  ----------
Cash flows from operating activities:
  Net income                                                      $  76,727   $  58,829
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  80,190      78,695
      Gain on disposition of railcars and other fixed assets        (13,363)     (1,892)
      Other non-cash income and expenses                                816       1,148
      Changes in assets and liabilities:
        Accounts receivable                                          (7,490)    (25,090)
        Inventories                                                  (1,962)    (14,249)
        Prepaid expenses and deferred charges                        (3,299)        414
        Accounts payable and accrued expenses                         7,578      33,091
        Deferred taxes                                                7,077       3,650
                                                                  ---------   ---------

Net cash provided by operating activities                           146,274     134,596

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets     (232,376)   (155,323)
  Decrease (increase) in advance to parent                           34,439     (14,527)
  Proceeds from disposals of railcars and other fixed assets         22,011       5,750
  Repayments from affiliate                                          12,828         713
  Decrease in other assets                                            3,308      14,773
                                                                  ---------   ---------

Net cash used in investing activities                              (159,790)   (148,614)

Cash flows from financing activities:
  Proceeds from sale-leaseback transactions                         142,382     100,822
  Proceeds from issuance of borrowed debt                            14,231      26,063
  Principal payments of borrowed debt                               (60,716)    (54,211)
  Cash dividends                                                    (53,000)    (41,000)
                                                                  ---------   ---------

Net cash provided by financing activities                            42,897      31,674
Effect of exchange rates on cash and cash equivalents                    38       1,492
                                                                  ---------   ---------

Net increase in cash and cash equivalents                            29,419      19,148

Cash and cash equivalents at beginning of year                       28,781      15,303
                                                                  ---------   ---------

Cash and cash equivalents at end of period                        $  58,200   $  34,451
                                                                  =========   =========

Cash paid during the period for:
  Interest (net of amount capitalized)                            $  47,650   $  52,385
  Income taxes                                                       39,000      30,981

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the nine months ended September 30, 1996 and 1995, Marmon Industrial absorbed a loss of $56 and a gain of $1,690, respectively.

6. The Company's Canadian subsidiaries enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $7,853 at September 30, 1996, and $5,400 at December 31, 1995.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:


                                                             September 30,    December 31,
                                                                 1996             1995
                                                             -------------    ------------
        Balance Sheet:
           Railcar lease fleet, net                               $219,136        $229,132
           All other assets                                        181,399         177,505
           Borrowed debt                                           139,149         150,665
           All other liabilities                                   150,298         158,356


                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        ------------------           -----------------
                                          1996       1995              1996      1995
                                        -------     ------           ------    -------
        Statement of Income:
           Services and net sales       $28,844    $33,923           $95,421   $95,494
           Gross profit                   9,633     11,905            30,579    31,749
           Net income                     4,949      4,445            13,292    11,142

8. In May and June 1996, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $142,382 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on (i) July 2, 2006, (ii) July 2, 2012 (the base term lease expiration date) and (iii) July 2, 2018.

9. In May and June 1996, the Company issued $14,231 in long-term equipment trust certificates to finance additions to its railcar fleet. The certificates bear interest at a rate of 7.21% per annum. Interest is due semi-annually through July 2, 2006, commencing in January, 1997. Principal will be due July 2, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
3rd Quarter 1996 versus 1995
----------------------------
Service revenues increased $9.6 million. More than half of the increase resulted from expansion of the Company's sulphur service processing operations with the remaining increase primarily due to the effect of railcars added to the lease fleet.

Sales revenues decreased $40.8 million primarily because of a shift in proportion of new car deliveries from sale to lease.

Other income increased $2.3 million primarily due to the receipt of certain fees in connection with the termination of an agreement pursuant to which a subsidiary of the company was to acquire Hawker Siddeley Canada Inc.

Nine Months 1996 versus 1995
----------------------------
Service revenues increased $40.9 million. More than half of the increase resulted from increased sulphur service processing operations with the remaining increase primarily due to the effect of railcars added to the lease fleet. Gross margin percentages decreased from the comparable period in 1995 primarily due to the increase in railcar rental expenses from sale-leaseback transactions, which was offset by decreased interest expense.

Sales revenues decreased $84.3 million primarily because of a shift in proportion of new car deliveries from sale to lease.

Other income increased $11.1 million primarily due to a gain on the sale of a storage facility used in the Company's liquefied petroleum gas storage operations and the receipt of certain fees in connection with an agreement pursuant to which a subsidiary of the company was to acquire Hawker Siddeley Canada Inc.

Interest expense decreased $7.4 million primarily due to lower average balances of debt outstanding and a lower average interest rate on debt outstanding.

Financial Condition
-------------------
1996 versus 1995
----------------
Operating activities provided $146.3 million of cash. These funds, along with the proceeds from the sale-leaseback transaction, the issuance of borrowed debt and the collection of funds advanced to parent were used to provide financing for railcar additions, service borrowed debt obligations and pay dividends to the Company's stockholder.

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

          With respect to the administrative complaint filed in June, 1993, by the U.S. Environmental Protection Agency alleging the Company violated
          Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986, the matter has been settled by the Company's agreement to pay a civil penalty of $106 and to complete a supplemental environmental project relating to the continued implementation of a low VOC water-based coating.

          Reference is made to the "Subsequent Event" reported at Note 21 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, and to "Item 1. Legal Proceedings" in the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1996. The Court ruled in favor of the plaintiffs in the lawsuit which was filed by GATX Corporation and its subsidiaries, General American Transportation Company ("GATC") and 314072 Canada Inc., against Hawker Siddeley Canada Inc., Hawker Canada Holdings, Marmon Holdings, Inc., Procor Limited and others to enjoin the purchase by Procor Limited of Hawker Siddeley Canada Inc. As a result of the termination of the proposed purchase, Procor Limited received certain fees.


Item 6.   Exhibits and Reports on Form 8-K

     b. No report on Form 8-K was filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  November 4, 1996              /s/ R.C. Gluth
                                      -----------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                       principal accounting officer)