Form 10-K405
period 1996-12-31
UNION TANK CAR CO
filed 1997-03-17
CIK 100923

                                                                            1996
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the year ended December 31, 1996

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
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934 with respect to certain long-term debt of the registrant.

                            UNION TANK CAR COMPANY

                                   FORM 10-K

                         Year Ended December 31, 1996

                                   CONTENTS


Section                                                                       Page
-------                                                                       ----
Part I.
  Item 1     Business.........................................................   2
  Item 2     Properties.......................................................  10
  Item 3     Legal Proceedings................................................  11
  Item 4     Submission of Matters to a Vote of Security Holders..............  11

Part II.
  Item 5     Market for Registrant's Common Equity and Related Stockholder
               Matters........................................................  12
  Item 6     Selected Financial Data..........................................  12
  Item 7     Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................  12
  Item 8     Financial Statements and Supplementary Data......................  16
  Item 9     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................  39

Part III.
  Item 10    Directors and Executive Officers of the Registrant...............  39
  Item 11    Executive Compensation...........................................  41
  Item 12    Security Ownership of Certain Beneficial Owners and Management...  42
  Item 13    Certain Relationships and Related Transactions...................  42

Part IV.
  Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..  43

Signatures....................................................................  44

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

As of December 31, 1996, the Company's fleet was comprised of 55,423 tank cars and 15,043 railway cars of other types. A total of 26,720 cars were added to the lease fleet during the ten years ended December 31, 1996. These cars accounted for approximately 35% of total railcar lease revenues during 1996. Most of the Company's cars were built by the Company or to its specifications and the balance were purchased from other sources.

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

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and for periods ranging from one to twenty years. The average term of leases entered into during 1996 for newly-manufactured railcars was approximately seven years. The average term of leases entered into during 1996 for used tank cars and other railcars was approximately four years. Under the terms of most leases the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads. The Company markets its cars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To insure optimum utilization of the U.S., Canadian and Mexican lease fleets, the Company maintains fleet data processing systems which contain information relative to each car, including its mechanical specifications, maintenance and repair data and lease terms.

The Company has historically issued equipment trust certificates to finance additions to its fleet. More recently, the Company has also engaged in sale-leaseback transactions to meet railcar financing needs. In 1996, the Company entered into a sale-leaseback transaction pursuant to which it sold and leased back (under an operating lease) an aggregate of approximately 2,151 railcars. In 1995, the Company entered into a sale-leaseback transaction pursuant to which it sold and leased back (under an operating lease) an aggregate of approximately 2,057 railcars. The Company expects that future railcar financing needs will be met with a combination of unsecured borrowings and sale-leaseback transactions.

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


                                                                    December 31,
                                               -----------------------------------------------------
                                                 1996       1995       1994       1993        1992
                                               --------   --------   --------   --------    --------
                                                               (Dollars in Millions)

Total minimum future rentals
  to be received (as lessor)                   $1,478.2   $1,363.7   $1,258.5   $1,215.8    $1,190.3
Principal amount of equipment
  obligations (1)                                 713.2      774.8      855.3      869.0       846.0
Total minimum future lease
  payments for noncancellable
  operating leases (as lessee)                    753.5      590.2      426.7      253.0       262.4

Minimum future rentals to be
  received within one year
  (as lessor)                                     388.7      361.7      339.7      327.9       321.0
Principal amount of equipment
  obligations due within one
  year, net of amounts held
  for sinking fund purposes (1)                   207.4       66.8       73.1       80.7        71.4
Minimum future lease payments
  for noncancellable operating
  leases due within one year
  (as lessee)                                      43.9       25.4       13.4       13.5         8.6

Gross cost of fleet                             2,523.6    2,425.0    2,368.6    2,392.7     2,283.8
Depreciated cost of fleet                       1,459.8    1,430.2    1,452.0    1,523.8     1,477.4

For the year ended:
  Railcar rentals, including
  direct financing leases                         459.4      432.0      409.2      397.8       388.1


     (1) Includes $143.0 million principal amount of unsecured senior notes issued by the Company in 1990, due June 15, 1997, the proceeds of which were used to retire certain higher coupon railcar obligations.


Approximately 42% of the Company-owned fleet of railcars is pledged to secure equipment obligations. The remaining cars are free of liens.

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

Segment Data

The principal activity of the Company's primary industry segment is railcar leasing, services and sales.

Information with regard to the Company's industry and geographic segments is as follows:



Industry Segments                                1996        1995        1994
                                              ---------   ---------   ---------
                                                     (Dollars in Millions)
Revenues
  Railcar leasing, services and sales          $  569.2    $  610.8    $  519.7
  Other                                           130.4       123.4        83.5
                                               --------    --------    --------
    Total segments                                699.6       734.2       603.2
                                               --------    --------    --------
  Interest income (principally from
    advances to parent)                            11.1        13.3        10.1
  Corporate/unallocated                            (1.1)       (2.2)       (2.0)
                                               --------    --------    --------
                                               $  709.6    $  745.3    $  611.3
                                               ========    ========    ========

Operating income
  Railcar leasing, services and sales          $  206.0    $  191.1    $  177.0
  Other                                            18.4         9.7        10.2
                                               --------    --------    --------
    Total segments                                224.4       200.8       187.2
  Interest income (principally from
    advances to parent)                            11.1        13.3        10.1
  Interest expense                                (72.1)      (81.2)      (91.4)
  Corporate/unallocated                            (1.2)       (2.4)       (2.4)
                                               --------    --------    --------
                                               $  162.2    $  130.5    $  103.5
                                               ========    ========    ========

Assets, at December 31
  Railcar leasing, services and sales          $1,794.3    $1,723.3    $1,733.3
  Other                                            74.1        77.6        58.7
                                               --------    --------    --------
  Total segments                                1,868.4     1,800.9     1,792.0
  Advances to parent                              111.2       171.2       194.7
  Corporate/unallocated                            27.2        31.2        31.1
                                               --------    --------    --------
                                               $2,006.8    $2,003.3    $2,017.8
                                               ========    ========    ========

Capital expenditures
  Railcar leasing, services and sales          $  283.8    $  206.8    $  186.8
  Other                                             4.2        21.5        26.4
                                               --------    --------    --------
                                               $  288.0    $  228.3    $  213.2
                                               ========    ========    ========

Depreciation
  Railcar leasing, services and sales          $  101.3    $  100.1    $  100.1
  Other                                             5.4         5.1         3.5
                                               --------    --------    --------
                                               $  106.7    $  105.2    $  103.6
                                               ========    ========    ========


Geographic Segments                      1996        1995        1994
                                      ----------  ----------  ----------
                                            (Dollars in Millions)
Revenues
 United States                         $  495.9    $  541.5    $  453.7
 Canada                                   193.1       181.9       144.5
 Other                                     10.6        10.8         5.0
                                       --------    --------    --------
  Total segments                          699.6       734.2       603.2
 Interest income (principally from
  advances to parent)                      11.1        13.3        10.1
 Corporate/unallocated                     (1.1)       (2.2)       (2.0)
                                       --------    --------    --------
                                       $  709.6    $  745.3    $  611.3
                                       ========    ========    ========

Operating income
 United States                         $  159.8    $  146.8    $  139.4
 Canada                                    60.8        51.0        45.2
 Other                                      3.8         3.0         2.6
                                       --------    --------    --------
  Total segments                          224.4       200.8       187.2
 Interest income (principally from
  advances to parent)                      11.1        13.3        10.1
 Interest expense                         (72.1)      (81.2)      (91.4)
 Corporate/unallocated                     (1.2)       (2.4)       (2.4)
                                       --------    --------    --------
                                       $  162.2    $  130.5    $  103.5
                                       ========    ========    ========

Assets, at December 31
 United States                         $1,408.3    $1,340.2    $1,376.5
 Canada                                   430.6       431.4       400.8
 Other                                     29.5        29.3        14.7
                                       --------    --------    --------
  Total segments                        1,868.4     1,800.9     1,792.0
 Advances to parent                       111.2       171.2       194.7
 Corporate/unallocated                     27.2        31.2        31.1
                                       --------    --------    --------
                                       $2,006.8    $2,003.3    $2,017.8
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

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being significant. In the opinion of management the Company will have adequate availability of raw materials in the future.

Foreign Operations

The Company does not believe that there are other than normal business risks attendant to its foreign operations.

Competition

All the activities of the Company are in competition with similar activities carried on by other companies. In particular, there are several companies engaged in the business of leasing tank cars in the United States and Canada. The largest competitor is General American Transportation Corporation (including its Canadian affiliate, Canadian General Transit Company, Limited). The other principal competitors in the railcar leasing business are ACF Industries, Incorporated, and General Electric Railcar Services Corporation. The principal competitive factors are price, service and product design. The Company's integration of its North American engineering, manufacturing, repair and leasing activities has enhanced its ability to provide competitive products and services to its customers.

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

Employees

As of December 31, 1996, the Company had approximately 3,900 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years the Company has attempted to identify and remediate potential problem areas. In 1996 the Company spent approximately $3.5 million on remediation and related matters, compared with $4.5 million and $8.5 million in 1995 and 1994, respectively. The Company expects to spend approximately $11.5 million in 1997 on similar activities, including approximately $8.1 million for capital expenditures. Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

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

At the request of the Pennsylvania DER, the Company has cooperated voluntarily in a site assessment of areas of potential environmental contamination at the facility. The Company submitted its consultant's report to the Pennsylvania DER for review in 1994. The Pennsylvania Attorney General's office and the Company's counsel began discussions to resolve the criminal investigation in 1994. Those discussions are continuing up to the present time. The Company is unable to predict at this time whether satisfactory resolution of the allegations will occur. If there is no satisfactory resolution of the allegations, it is likely that the Pennsylvania authorities will initiate criminal proceedings against the Company.

The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA at three sites: Auto Ion Chemical Company, Kalamazoo, Michigan; Douglassville Disposal Site, Union Township, Pennsylvania; and Whitehouse Waste Oil Pits Site, Jacksonville, Florida. Costs incurred to date have not been material, either individually or in the aggregate. Because of the level of the Company's involvement at these sites, management believes that future costs related to these sites will not be material, either individually or in the aggregate. The Company has not entered into any cost sharing arrangements with other PRP's that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP's make it reasonably possible the Company will incur material costs beyond its pro rata share at these sites. The Company's accruals for these sites are based on the amount it reasonably expects to pay with respect to the sites.

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

The Company estimates that its plant facilities were utilized during the year at an average of approximately 80% of productive capacity for railcar manufacturing, 80% for railcar servicing and repair, 75% for sulphur processing, 85% for containment vessel head manufacturing, 85% for liquefied petroleum gas storage and 85% for the other properties.

Railcars

The Company owns approximately 87 percent of its total lease fleet of 70,466 railcars, of which 55,423 are tank cars and 15,043 are other railway freight cars. Of the approximately 61,225 owned cars, 35,409 are free of liens. Cars which are not owned are leased from others under long-term net leases.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA


                                               Year Ended December 31,
                           ---------------------------------------------------------------
                              1996         1995         1994         1993         1992
                           -----------  -----------  -----------  -----------  -----------
                                               (Dollars in Thousands)

Services and net sales      $  680,642   $  725,712   $  595,327   $  504,823   $  493,121
Net income                     102,583       84,465       63,378      129,730       48,382
Ratio of earnings to
 fixed charges                    2.84         2.41         2.05         1.89         1.76
At year end:
  Total assets              $2,006,820   $2,003,346   $2,017,772   $2,054,867   $2,063,267
  Long-term obligations        528,344      732,207      807,029      869,440      869,656

The 1993 increase in net income includes an $80,000 credit to earnings to reflect the adoption of SFAS 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 versus 1995

Results of Operations
---------------------

Services revenues increased $27.5 million primarily due to the effect of railcars added to the lease fleet.

Net sales revenues decreased $72.6 million, primarily because of a shift in proportion of new car deliveries from sale to lease.

Other income increased $9.3 million, primarily due to a gain on the sale of a storage facility used in the Company's liquefied petroleum gas storage operations and the receipt of certain fees in connection with the termination of a proposed acquisition.

Interest expense decreased $9.0 million primarily due to lower average balances of debt outstanding and a lower average interest rate on debt outstanding.

Financial Condition

Operating activities provided $217.6 million of cash in 1996. These funds, along with the proceeds from the sale-leaseback transaction, the issuance of borrowed debt, and the collection of funds advanced to parent were used to provide financing for railcar additions, service borrowed debt obligations and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1996, the Company spent $288.0 million for the construction and purchase of railcars and other fixed assets. The Company received $27.4 million in proceeds from disposals of railcars and other fixed assets, excluding the $142.4 million in proceeds from the 1996 sale-leaseback transaction.

Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 90% have been for railcars. Since all material capital expenditures for railcars are incurred subsequent to receipt of firm customer orders, such expenditures are discretionary to the Company based on its desire to invest in those particular railcars.

In 1996, the Company entered into a sale-leaseback transaction for $142.4 million and also issued $14.2 million in long-term equipment trust certificates with an annual interest rate of 7.21% to finance additions to the railcar lease fleet. Other financing activities of the Company included $76.8 million for principal repayments on borrowed debt and $71.0 million for dividends. Net cash provided by financing activities was $8.8 million.

Management expects that the future cash to be provided by operating activities, long-term railcar financings, and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The following table presents the scheduled cash inflows and outflows over the next five years based on leases and indebtedness outstanding as of December 31, 1996:

                                                 ($ in Millions)
                                       1997     1998     1999     2000    2001
                                     ------   ------   ------   ------  ------
Cash Inflows
------------
Minimum future lease rentals         $388.7   $308.6   $240.9   $170.9  $110.0

Cash Outflows
-------------
Minimum future lease payments          43.9     44.6     43.6     44.5    48.1
Principal amount of obligations       210.3     66.8     62.9     61.7    61.6
                                     ------   ------   ------   ------  ------
Excess inflows                       $134.5   $197.2   $134.4   $ 64.7  $  0.3
                                     ======   ======   ======   ======  ======

The Company has consistently maintained high fleet utilization. The Company's lease fleet utilization during the last five years has ranged between 96% and 98% with an average of 97%. Utilization rates of the Company's existing railcars are driven by the long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and the suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases, which average four years for existing equipment and longer for new equipment.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U. S. dollar exposures. No foreign currency contracts were outstanding as of December 31, 1996. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $5.4 million at December 31, 1995.

Change in Accounting Principle

In 1996 the Company adopted Financial Accounting Standards Board SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the new standard did not have a material impact on the Company's financial position, results of operations or cash flow.

Other Matters

The Company has certain environmental matters currently pending, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of this Form 10-K.

1995 versus 1994
Results of Operations

Services revenues increased $53.3 million. Slightly more than half of the increase resulted from expansion of the Company's sulphur service processing operations with the remaining increase primarily due to the effect of railcars added to the lease fleet. Gross profit increased approximately 6% from 1994.

Net sales revenues increased $77.1 million, primarily due to increased railcar sales of $62.2 million.

Other income increased $3.6 million, primarily due to interest earned on an increased average balance advanced to the Company's parent, as well as an increase in the average interest rate.

Interest expense decreased $10.3 million primarily due to lower average balances of debt outstanding and a lower average interest rate on debt outstanding.

Financial Condition

Operating activities provided $211.3 million of cash in 1995. These funds, along with the proceeds from the sale-leaseback transaction, the issuance of borrowed debt, and the collection of funds advanced to parent, were used to provide financing for railcar additions, service borrowed debt obligations and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1995, the Company spent $214.5 million for the construction and purchase of railcars and other fixed assets. The Company received $9.0 million in proceeds from disposals of railcars and other fixed assets, excluding the $130.5 million in proceeds from the sale-leaseback transaction.

In 1995, the Company entered into a sale-leaseback transaction for $130.5 million and also issued $30.2 million in long-term equipment trust certificates with an annual interest rate of 6.76% to finance additions to the railcar lease fleet. Other financing activities of the Company included $114.6 million for principal repayments on borrowed debt and $59.0 million for dividends. Net cash used in financing activities was $12.9 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

    Report of Independent Auditors..........................................  17

    Financial Statements

      Consolidated statement of income for each of the three years in the period ended December 31, 1996..................................  18

      Consolidated balance sheet - December 31, 1996 and 1995...............  19

      Consolidated statement of stockholder's equity for each of the three years in the period ended December 31, 1996.........................  20

      Consolidated statement of cash flows for each of the three years in the period ended December 31, 1996.........................  21

      Notes to consolidated financial statements............................  22

                        REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       ERNST & YOUNG LLP


Chicago, Illinois
March 11, 1997

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                            (Dollars in Thousands)


                                           For the Year Ended December 31,
                                           -------------------------------
                                             1996       1995       1994
                                           ---------  ---------  ---------
Revenues
   Services (leasing and other)             $526,733   $499,226   $445,973
   Net sales                                 153,909    226,486    149,354
                                            --------   --------   --------
                                             680,642    725,712    595,327
   Other income                               28,916     19,607     15,959
                                            --------   --------   --------
                                             709,558    745,319    611,286

Costs and expenses
   Cost of services                          290,867    277,720    236,127
   Cost of sales                             127,266    200,297    126,078
   General and administrative                 57,098     55,630     54,120
   Interest                                   72,138     81,179     91,442
                                            --------   --------   --------
                                             547,369    614,826    507,767
                                            --------   --------   --------

Income before income taxes                   162,189    130,493    103,519

Provision for income taxes
   Current                                    56,378     42,601     28,637
   Deferred income taxes
      and investment tax credits               3,228      3,427     11,504
                                            --------   --------   --------
                                              59,606     46,028     40,141
                                            --------   --------   --------

Net income                                  $102,583   $ 84,465   $ 63,378
                                            ========   ========   ========

Ratio of earnings to fixed charges              2.84       2.41       2.05
                                                ====       ====       ====

                See Notes to Consolidated Financial Statements.

                   UNION TANK CAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                            (Dollars in Thousands)



                                                                December 31,
                                                          ------------------------
ASSETS                                                       1996         1995
                                                          -----------  -----------

Cash and cash equivalents                                  $   71,915   $   28,781
Accounts receivable, primarily due within one year,
  less allowance for doubtful accounts of $3,799 in
  1996 and $3,340 in 1995                                      74,667       71,065
Inventories                                                    65,756       68,477
Due from affiliate                                                  -       12,828
Prepaid expenses and deferred charges                          13,665        6,479
Advances to parent company,
   principally at LIBOR plus 1%                               111,169      171,161
Railcar lease fleet, net                                    1,459,800    1,430,196
Fixed assets, net                                             147,887      148,985
Investment in direct financing lease                           37,347       37,898
Other assets                                                   24,614       27,476
                                                           ----------   ----------
        Total assets                                       $2,006,820   $2,003,346
                                                           ==========   ==========

LIABILITIES, DEFERRED ITEMS AND STOCKHOLDER'S EQUITY

Accounts payable                                           $   30,036   $   31,795
Accrued liabilities                                           180,865      148,388
Borrowed debt                                                 738,632      801,585
                                                           ----------   ----------
                                                              949,533      981,768
Deferred items
   Deferred income taxes
   and investment tax credits                                 493,537      491,105

Stockholder's equity
   Common stock, no par value; 1,000 shares authorized
     and issued                                               106,689      106,689
   Additional capital                                           6,346        4,652
   Retained earnings                                          450,715      419,132
                                                           ----------   ----------
     Total stockholder's equity                               563,750      530,473
                                                           ----------   ----------
        Total liabilities, deferred items and
          stockholder's equity                             $2,006,820   $2,003,346
                                                           ==========   ==========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 Years Ended December 31, 1996, 1995 and 1994

                            (Dollars in Thousands)




                                 Common    Additional   Retained
                                  Stock     Capital     Earnings     Total
                                ---------  ----------  ----------  ----------

Balance at December 31, 1993     $106,689      $4,652   $374,289    $485,630

Net income                              -           -     63,378      63,378
Cash dividends                          -           -    (44,000)    (44,000)
                                ---------      ------   --------    --------

Balance at December 31, 1994      106,689       4,652    393,667     505,008

Net income                              -           -     84,465      84,465
Cash dividends                          -           -    (59,000)    (59,000)
                                ---------      ------   --------    --------

Balance at December 31, 1995      106,689       4,652    419,132     530,473

Capital contribution                    -       1,694          -       1,694
Net income                              -           -    102,583     102,583
Cash dividends                          -           -    (71,000)    (71,000)
                                ---------      ------   --------    --------

Balance at December 31, 1996     $106,689      $6,346   $450,715    $563,750
                                =========      ======   ========    ========

                See Notes to Consolidated Financial Statements.


                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                                         For the Year Ended December 31,
                                                         --------------------------------
                                                            1996       1995        1994
                                                         ---------   ---------   ---------
Cash flows from operating activities:
  Net income                                             $ 102,583   $  84,465   $  63,378
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                          106,707     105,206     103,671
    Gain on disposition of railcars and fixed assets       (14,247)     (1,795)     (4,280)
    Deferred taxes                                           3,228       3,427      11,504
    Other non-cash income and expenses                       1,092       1,518       2,127
    Changes in operating assets and liabilities             18,206      18,508     (13,347)
                                                         ---------   ---------   ---------
Net cash provided by operating activities                  217,569     211,329     163,053

Cash flows from investing activities:
 Construction and purchase of railcars and
   other fixed assets                                     (287,960)   (214,470)   (189,208)
 Decrease in advance to parent                              61,245      18,143      19,507
 Proceeds from disposals of railcars
   and other fixed assets                                   27,426       8,964      19,753
 Purchases of businesses, net of cash acquired                   -     (13,839)    (24,000)
 Repayments from (advances to) affiliate                    12,828         713     (11,203)
 Decrease (increase) in other assets and investments         3,308      14,567     (14,940)
 Collection of demand note and long-term receivables             -           -       1,451
                                                         ---------   ---------   ---------
Net cash used in investing activities                     (183,153)   (185,922)   (198,640)

Cash flows from financing activities:
  Proceeds from sale-leaseback transactions                142,382     130,517     125,537
  Proceeds from issuance of borrowed debt                   14,231      30,236     100,000
  Principal payments of borrowed debt                      (76,782)   (114,614)   (110,881)
  Cash dividends                                           (71,000)    (59,000)    (44,000)
  Net commercial paper repayments                                -           -     (52,409)
                                                         ---------   ---------   ---------
Net cash provided by (used in) financing activities          8,831     (12,861)     18,247

Effect of exchange rates on cash and cash equivalents         (113)        932      (1,370)
                                                         ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents        43,134      13,478     (18,710)

Cash and cash equivalents at beginning of year              28,781      15,303      34,013
                                                         ---------   ---------   ---------

Cash and cash equivalents at end of year                 $  71,915   $  28,781   $  15,303
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

     Lessor Accounting

Operating Leases - Most of the Company's railcar leases are classified as operating leases. Aggregate rentals from operating leases are reported as revenue ratably over the life of the lease. Expenses, including depreciation and maintenance, are charged as incurred.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful lives or, if shorter, the remaining useful lives of the related assets. Maintenance and repairs are charged to expense when incurred.

Gains or losses on disposals are included in other income, except for those related to railcar disposals which are included in cost of services.

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

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 1996, 1995 and 1994, MIC absorbed a loss of $46 and gains of $934 and $271, respectively.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Reclassification

The Company has changed its presentation for sale-leaseback transactions. The Company previously presented the gross revenues and costs related to sale-leasebacks of railcars which were $130,517 in 1995 and $125,500 in 1994. These amounts are netted together for all years presented and there is no impact on reported gross profit. Certain other prior year amounts have been reclassified to conform to the current year presentation.

3. Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout the United States, Canada and Mexico. The Company leases to a wide variety of customers, and no customer accounted for more than 5% of consolidated lease revenues. The leases involve one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 1996 for newly-manufactured cars was approximately seven years. The average term of leases entered into during 1996 for used tank cars and other railcars was approximately four years. Under the terms of most of the leases the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future rentals to be received on railcar leases at December 31, 1996, are as follows:

                                             Direct
                                            Financing   Operating
                                             Leases      Leases        Total
                                            ---------   ----------   ----------

             1997                             $ 3,933   $  384,783   $  388,716
             1998                               3,933      304,668      308,601
             1999                               3,933      236,932      240,865
             2000                               4,148      166,732      170,880
             2001                               2,255      107,761      110,016
             2002 and after                         -      259,112      259,112
                                              -------   ----------   ----------
              Totals                          $18,202   $1,459,988   $1,478,190
                                              =======   ==========   ==========

The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                                                December 31,
                                                            -------------------
                                                             1996        1995
                                                            -------     -------
Minimum future lease rentals                                $18,202     $22,226
Estimated residual values                                     8,690       8,726
                                                            -------     -------
Gross investment                                             26,892      30,952
Less unearned income                                         (5,573)     (7,769)
                                                            -------     -------
Net investment                                              $21,319     $23,183
                                                            =======     =======
Classified as
  Railcar lease fleet (cost)                                $28,966     $29,085
  Less accumulated depreciation                              (7,647)     (5,902)
                                                            -------     -------
                                                            $21,319     $23,183
                                                            =======     =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Railcar Lease Fleet and Fixed Assets

                                                             December 31,
                                                      -------------------------
                                                          1996         1995
                                                      -----------    ----------
Railcar lease fleet
  Gross cost                                          $ 2,523,608    $2,424,960
  Less accumulated depreciation                        (1,063,808)     (994,764)
                                                      -----------    ----------
                                                      $ 1,459,800    $1,430,196
                                                      ===========    ==========
Fixed assets, at cost
  Land                                                $     7,083    $    7,192
  Buildings and improvements                               97,420        97,344
  Machinery and equipment                                 227,299       224,616
                                                      -----------    ----------
                                                          331,802       329,152
     Less accumulated depreciation                       (183,915)     (180,167)
                                                      -----------    ----------
                                                      $   147,887    $  148,985
                                                      ===========    ==========

5. Investment in Direct Financing Lease

In 1987 one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18 year period. Minimum future rentals to be received on the lease are as follows:

             1997                                         $ 4,421
             1998                                           4,421
             1999                                           4,421
             2000                                           6,120
             2001                                           6,120
             2002 and after                                24,482
                                                          -------
               Total                                      $49,985
                                                          =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment is recoverable from future lease payments and estimated residual value, as follows:

                                                            December 31,
                                                   -----------------------------
                                                      1996               1995
                                                   ----------         ----------
Minimum future lease rentals                        $ 49,985           $ 54,630
Estimated residual value                              17,338             17,409
                                                   ----------         ----------

Gross investment                                      67,323             72,039
Less unearned income                                 (29,976)           (34,141)
                                                   ----------         ----------
Net investment                                      $ 37,347           $ 37,898
                                                   ==========         ==========

6.   Lease Commitments

The Company, as lessee, has entered into long-term leases for railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:

                                                            December 31,
                                                   -----------------------------
                                                     1996                1995
                                                   ----------         ----------
Capitalized lease cost                              $16,379             $16,271
Less accumulated depreciation                        (8,067)             (7,546)
                                                   ----------         ----------
                                                    $ 8,312             $ 8,725
                                                   ==========         ==========

In 1996, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $142,382 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on (i) July 2, 2006,
(ii) July 2, 2012 (the base term lease expiration date) and (iii) July 2, 2018 (the end of the optional lease renewal term).

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

In 1994, the Company entered into two separate sale-leaseback transactions with trusts for the benefit of certain institutional investors pursuant to which it sold and leased back an aggregate of $125,537 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price
(i) January 2, 2005 with respect to certain railcars and January 2, 2006 with respect to the other railcars, (ii) July 2, 2010 (the base term lease expiration date) and (iii) July 2, 2017 (the end of the optional lease renewal term).

The exercise price of the fixed price purchase options is equal to the projected future fair market value of the subject railcars, as determined by an independent appraiser.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 1996, future minimum rental commitments for all noncancellable leases are as follows:
                                                          Operating Leases
                                                         -----------------
                                        Capitalized        Sale-      Other      Total
                                          Leases         Leaseback  Operating  Operating
                                        -----------      ---------  ---------  ---------
1997                                          $ 1,524     $ 41,887     $1,991   $ 43,878
1998                                               84       42,674      1,945     44,619
1999                                               84       41,722      1,846     43,568
2000                                               84       42,752      1,752     44,504
2001                                               84       46,507      1,602     48,109
2002 and after                                      -      528,728         92    528,820
                                              -------     --------     ------   --------
                                                1,860     $744,270     $9,228   $753,498
                                                          ========     ======   ========

Less amount representing interest                (271)
                                              -------
Present value of minimum lease payments         1,589
Less current portion                           (1,356)
                                              -------
Long-term obligation at December 31, 1996     $   233
                                              =======

Minimum future sublease revenue to be received under existing capitalized and sale-leaseback leases as of December 31, 1996 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

                                                           Sale-
                                           Capitalized   Leaseback
                                              Leases       Leases
                                           -----------   ---------
1997                                           $ 2,606   $ 56,261
1998                                             2,096     52,436
1999                                             1,685     46,621
2000                                             1,327     37,849
2001                                               840     27,522
2002 and after                                     774     95,473
                                               -------   --------
                                               $ 9,328   $316,162
                                               =======   ========

Sublease rentals recorded as revenue for the years ended December 31, 1996, 1995 and 1994 were not material to consolidated revenues.

Rentals charged to costs and expenses were $44,581, $30,065, and $17,034 in 1996, 1995, and 1994, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Accrued Liabilities
                                                              December 31,
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
Rent (relates primarily to the railcar lease fleet)        $ 47,929   $ 28,647
Amounts held on customers' accounts                          24,216     23,454
Retirement benefits                                          16,268     15,643
Deferred income                                              15,988     11,195
Interest                                                     13,817     14,411
Minority interest in partnership                             12,616     11,704
Insurance                                                    11,087      9,847
Other                                                        38,944     33,487
                                                           --------   --------
                                                           $180,865   $148,388
                                                           ========   ========

8.   Borrowed Debt
                                                                December 31,

                                                             -------------------
                                                               1996       1995
                                                             --------   --------

Equipment obligations, payable periodically through 2009 at
   6.50%-15.55% (average rate 8.81% as of December 31, 1996
   and 8.97% as of December 31, 1995)                        $570,202   $631,840

Senior notes, 9.75%, due in 1997                              143,000    143,000

Other long-term borrowings, payable periodically through
   December 31, 2005 (average rate of 12.20% as of
   December 31, 1996 and 1995)                                 25,430     26,745
                                                             --------   --------
                                                             $738,632   $801,585
                                                             ========   ========

Equipment obligations are secured by railcars with an original cost of $1,296,329 and $1,351,084 at December 31, 1996 and 1995, respectively. The above equipment obligations include $1,589 and $3,955 of capitalized leases at December 31, 1996 and 1995, respectively.

The senior notes contain certain provisions regarding asset sales and sale-leaseback restrictions. As of December 31, 1996, the Company was in compliance with all debt covenants.

In 1996, the Company issued $14,231 in long-term equipment trust certificates to finance additions to its railcar fleet. The certificates bear interest at a rate of 7.21% per annum. Interest is due semi-annually through July 2, 2006, commencing in January, 1997. Principal will be due July 2, 2006.

The Company's Canadian subsidiaries have approximately $13,140 of credit lines available on a no-charge basis. No amounts were outstanding as of December 31, 1996 and 1995.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Maturities of debt obligations for the years 1997 - 2001 are $463,251, as follows: $210,288 in 1997, $66,756 in 1998, $62,907 in 1999, $61,682 in 2000
and $61,618 in 2001.

The estimated fair value of borrowed debt is as follows:

                                                       December 31,
                                               ---------------------------
                                                 1996              1995
                                               ---------         ---------
Equipment obligations                           $615,586          $706,800
Senior notes                                     145,844           151,509
Other long-term borrowings                        32,357            35,903
                                                --------          --------
                                                $793,787          $894,212
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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following summarizes the provision for income taxes:

                                             1996       1995       1994
                                           ---------  ---------  ---------
State
 Current                                    $   715    $   455    $   282
 Deferred                                       493        598      1,424
Federal
 Current                                     35,103     24,288     12,525
 Deferred and investment tax credit           4,513      5,706     12,958
Foreign
 Current                                     20,560     17,858     15,830
 Deferred and investment tax credit          (1,778)    (2,877)    (2,878)
                                            -------    -------    -------
      Total                                 $59,606    $46,028    $40,141
                                            =======    =======    =======

In 1996, 1995, and 1994 the Company paid foreign withholding taxes of $844, $1,628, and $1,723, respectively.

Current U.S. income tax provisions were reduced, and deferred tax provisions increased, by $5,907 in 1994 due to utilization of U.S. alternative minimum tax credits which had been provided for in 1990 and 1991.

Income tax expense is based upon domestic and foreign income before taxes as follows:

                                               1996        1995       1994
                                             --------   --------   --------
Domestic                                     $120,348   $ 96,844   $ 76,770
Foreign                                        41,841     33,649     26,749
                                             --------   --------   --------
     Total                                   $162,189   $130,493   $103,519
                                             ========   ========   ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax effects of significant items which resulted in effective tax rates of 36.8% in 1996, 35.3% in 1995, and 38.8% in 1994 follow:

                                                  1996       1995      1994
                                               ---------  ---------  ---------

Federal income taxes at 35% statutory rate      $56,766    $45,673    $36,232
Increase (decrease) resulting from:
 Amortization of investment tax credits          (2,378)    (2,546)    (2,662)
 State income taxes, net of federal income
   tax benefit                                      958        894      1,109
 Excess tax provided on foreign income            3,303      1,292      4,370
 Other, net                                         957        715      1,092
                                                -------    -------    -------
        Total income taxes                      $59,606    $46,028    $40,141
                                                =======    =======    =======

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefited.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The December 31, 1996 and 1995 net deferred income tax liabilities of $493,537 and $491,105 shown in the accompanying consolidated balance sheet are composed of $510,456 and $504,065 in deferred tax liabilities and deferred investment tax credits of $20,446 and 22,935, partially offset by $37,365 and $35,895 in deferred tax assets, respectively. These deferred income tax assets and (liabilities) result from the following temporary differences:

                                                           1996         1995
                                                        -----------  -----------

      Excess of tax over book depreciation               $(475,952)   $(471,403)
      Other                                                (34,504)     (32,662)
                                                         ---------    ---------
                  Gross liabilities                       (510,456)    (504,065)

      Expenses per books not yet deductible for tax         17,466       18,345
      Other tax credits                                     19,899       17,550
                                                         ---------    ---------
                  Gross assets                              37,365       35,895

      Deferred investment tax credits                      (20,446)     (22,935)
                                                         ---------    ---------
      Net deferred income tax  liability                 $(493,537)   $(491,105)
                                                         =========    =========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next twelve years) in the gross amount of $9,500. These assets have been assigned a 100% valuation reserve due to
significant uncertainty as to ultimate realizability.   There have been no
changes in any asset valuation reserves for the year ended December 31, 1996.

10.  Contingencies

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability and products liability exposures, as well as certain workers' compensation liabilities in states where it is authorized to do so. The Company maintains no property damage insurance on its railcars. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims. The Company reserves the full estimated value of claims. It does not discount its claims liability.

The Company has certain environmental matters currently pending, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of this Form 10-K.

11.  Pension Benefits

Substantially all of the Company's employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 1996, 1995 and 1994 was $6,269, $6,542 and $5,892,
respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 1996, the Company's defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan expense was $56, $320 and $357 for 1996, 1995 and 1994, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $2,941 and $3,297 at December 31, 1996 and 1995, respectively.

12.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 1996 and 1995, the liability for postretirement health care and life insurance benefits was $3,628 and $3,739 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $363, $326 and $359 in 1996, 1995, and 1994, respectively.

13.  Other Income

                                                                1996       1995       1994
                                                              -------    -------    -------

Interest income                                               $11,076    $13,251    $10,103
Gain on sale of fixed assets                                    9,784        160        239
Earned income on direct financing leases                        6,726      6,913      7,206
Fees received in connection with the termination
      of a proposed acquisition by a subsidiary                 2,646          -          -
Minority interest in net income                                  (912)      (896)      (790)
Other                                                            (404)       179       (799)
                                                              -------    -------    -------
                                                              $28,916    $19,607    $15,959
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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.  Summarized Financial Information of Procor Limited

Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:


                                             December 31,
                                  --------------------------------
                                        1996             1995
                                  ----------------  --------------
Balance Sheet:
 Railcar lease fleet, net                $213,644        $229,132
 All other assets                         188,175         177,505
 Borrowed debt                            134,861         150,665
 All other liabilities                    153,872         158,356


                                       Years Ended December 31,
                              --------------------------------------
                                1996       1995            1994
                              ---------  ----------      ----------
Statement of Income:
 Services and net sales       $122,669   $132,861        $114,863
 Gross profit                   38,574     41,054          37,735
 Net income                     15,951     14,878          10,943

Services and net sales in 1996, 1995 and 1994 includes $21,982, $24,315 and $10,326, respectively, representing the sale of railcars to the UTLX International Division of the Company.

16.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.

         Service     Interest    Management    Insurance
         Revenues     Income      Expense       Billed
         --------    --------    ----------    ---------

1996      $1,941     $ 8,365        $4,428       $2,385
1995       2,901      11,625         4,378        2,755
1994       3,324       8,682         4,867        2,896

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $96,454 and $164,521 at December 31, 1996 and 1995, respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in receivables of $14,715 and $6,640 at December 31, 1996 and 1995, respectively, that are included in Advances to Parent Company.

An administrative services fee is paid to The Marmon Group, Inc. ("Marmon"), a subsidiary of Holdings and an affiliate of MIC, for certain services provided by Marmon's officers and employees including services with respect to accounting, tax, finance, legal and related matters which Marmon provides to certain of Holdings' divisions, subsidiaries and affiliates. Marmon provides these services to the Company because it is considered more cost efficient to provide such services in this manner.

The administrative services fee which Marmon charges to the Company and other entities to which it provides services is determined in the following manner. First, budgeted administrative expenses of Marmon for the twelve month period following the date of computation (including wages, salaries and related expenses, rent, utilities, travel expenses and other similar expenses, but excluding extraordinary and non-recurring items) are multiplied by the average of the following three percentages (each of which is given equal weight): (1) the percent of the sales and services revenues of the Company to the total sales and services revenues of all entities, including the Company, to which it provides services; (2) the percent of the assets of the Company to the assets of all entities, including the Company; and (3) the percent of the net income of the Company to the net income of all entities, including the Company. In making this computation, Marmon uses sales and services revenues and net income from the beginning of the year to the approximate date of computation and assets at that date.

Marmon takes the amount derived from this formula and applies discretion to determine the final administrative services fee to be charged. The factors which are considered include matters such as the following: any known operating problems and risks that require or may require additional time to be devoted to the Company by Marmon; significant expansion programs; significant contracts; unusual tax or accounting matters; and the experience and length of service of the Company's management.

Included in the preceding table as insurance billed are $907 in 1996, $1,071 in 1995 and $1,179 in 1994 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 1986, the Company entered into a partnership with an affiliate for the purpose of purchasing used railcars. The Company's investment as of December 31, 1996 and 1995 was $50,464 and $46,814, respectively, which represents 80% ownership in this partnership. The minority partner's interest in the partnership at December 31, 1996 and 1995 is $12,616 and $11,704, respectively, which is included in accrued liabilities. The minority interest in income, $912, $896 and $790 for the years ended December 31, 1996, 1995 and 1994, respectively, is reflected in other income.

17.  Derivative Financial Instruments

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. No foreign currency contracts were outstanding as of December 31, 1996. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $5,400 at December 31, 1995.

18.  Quarterly Data (Unaudited)

                                                 Three Months Ended
                                     ------------------------------------------
                                     March 31    June 30   Sept. 30    Dec. 31
                                     ---------  ---------  ---------  ---------
1996
  Net sales and services revenues     $148,687   $172,404   $173,228   $186,323
  Cost of sales and services            85,227    107,405    107,563    117,938
                                      --------   --------   --------   --------
  Gross profit                          63,460     64,999     65,665     68,385

  Net income                          $ 22,643   $ 29,541   $ 24,543   $ 25,856
                                      ========   ========   ========   ========

1995
  Net sales and services revenues     $165,942   $167,358   $204,361   $188,051
  Cost of sales and services           105,989    105,827    140,655    125,546
                                      --------   --------   --------   --------
  Gross profit                          59,953     61,531     63,706     62,505

  Net income                          $ 19,064   $ 20,117   $ 19,648   $ 25,636
                                      ========   ========   ========   ========

1994
  Net sales and services revenues     $134,007   $144,767   $151,715   $164,838
  Cost of sales and services            76,305     84,338     95,644    105,918
                                      --------   --------   --------   --------
  Gross profit                          57,702     60,429     56,071     58,920

  Net income                          $ 14,432   $ 16,000   $ 15,025   $ 17,921
                                      ========   ========   ========   ========


                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


19.  Supplementary Disclosures of Cash Flow Information

                                                 For the Year Ended December 31,
                                                ----------------------------------
                                                   1996        1995        1994
                                                ----------  ----------  ----------

Changes in operating assets and liabilities:
  Accounts receivable                             $(4,122)    $   259    $ (3,859)
  Inventories                                       2,126      (2,657)    (15,399)
  Prepaid expenses and deferred charges            (5,652)      1,114         171
  Accounts payable and accrued liabilities         25,854      19,792       5,740
                                                  -------     -------    --------
                                                  $18,206     $18,508    $(13,347)
                                                  =======     =======    ========

Cash paid during the year for:
  Interest (net of amount capitalized)            $72,178     $81,792    $ 91,928
  Income taxes                                     53,974      41,723      30,880

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the decrease in advance to parent.

20.  Industry Segment Information

The Company's industry and geographic data are found under the "Segment Data" caption of Item 1 of this Form 10-K. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  Subsequent Event

On January 27, 1997, the Company issued $150,000 in unsecured notes due February 1, 2007. The notes bear interest at the rate of 7.125% per annum, payable semi-annually on February 1 and August 1, commencing August 1, 1997. The notes are non-redeemable and not subject to a sinking fund. Proceeds from the notes will be used for general corporate purposes. These notes were issued pursuant to a registration statement filed by the Company with the Securities and Exchange Commission covering $400,000 of debt securities and pass through certificates.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                          First Elected
            Name                         Age                   Positions or Offices                        to Position
--------------------------------         ----           ----------------------------------------          -------------

Kenneth P. Fischl                        47             Manager - Tank Car Marketing
                                                         and Administration                                   1979
                                                        Vice President Fleet Management                       1981
                                                        Vice President                                        1992
                                                        Executive Vice President and
                                                         General Manager Tank Car Division                    1992
                                                        President Tank Car Division                           1993
                                                        Director                                              1994

Mark J. Garrette                         43             Vice President Tank Car Division                      1994
                                                        Vice President and Senior Vice President
                                                         and Controller, Tank Car Division                    1994

Robert C. Gluth                          72             Director                                              1981
                                                        Executive Vice President                              1981
                                                         and served as Treasurer between
                                                         February, 1986 and January, 1987
                                                         and since October, 1989

Jay A. Pritzker                          74             Director                                              1981
                                                        Chairman of the  Board                                1981

Robert A. Pritzker                       70             Director                                              1981
                                                        President                                             1981

Robert W. Webb                           57             General Counsel                                       1986
                                                        Secretary                                             1986

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

ITEM 11.  EXECUTIVE COMPENSATION

Kenneth P. Fischl, Vice President; and Mark J. Garrette, Vice President, were the only executive officers of the Company who in the year ended December 31, 1996, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 1996 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, have been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Fischl and Mr. Garrette:

                          Summary Compensation Table

                                             Annual Compensation
                                            --------------------    All Other
Name and Principal Position         Year     Salary      Bonus     Compensation*
---------------------------        ------   --------    -------    -------------
Kenneth P. Fischl,
 Director and Vice President of      1996   $225,500    $65,000      $25,100
 the Company and President and       1995    207,400     55,000       22,900
 General Manager of the Tank Car     1994    196,400     45,000       20,300
 Division

Mark J. Garrette,
 Vice President of the Company and   1996    156,100     29,000       16,000
 Senior Vice President of the Tank   1995    149,000     18,000        6,500
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                                            Page
                                                                            ----

a)   1. Financial Statements -
          Consolidated statement of income for each of the three years
           in the period ended December 31, 1996...........................   18
          Consolidated balance sheet  - December 31, 1996 and 1995.........   19
          Consolidated statement of stockholder's equity for each of
           the three years in the period ended December 31, 1996...........   20
          Consolidated statement of cash flows for each of the three
           years in the period ended December 31, 1996.....................   21
          Notes to consolidated financial statements.......................   22

     2. Index to Exhibits..................................................   45

b)   Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended December 31, 1996.

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

Dated:  March 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          Signature                      Title                          Date
-------------------------     ------------------------------      --------------

/s/    Jay A. Pritzker        Chairman of the Board               March 11, 1997
-------------------------      and Director
       Jay A. Pritzker

/s/    Robert A. Pritzker     President and Director              March 11, 1997
-------------------------      (principal executive officer)
       Robert A. Pritzker

/s/    Robert C. Gluth        Executive Vice President,           March 11, 1997
-------------------------      Director and Treasurer
       Robert C. Gluth         (principal financial officer
                               and principal accounting
                               officer)

/s/    Kenneth P. Fischl      Director and President, Tank        March 11, 1997
-------------------------      Car Division
       Kenneth P. Fischl

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                 ITEM 14(a)(3)



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

Exhibit 12     Statements re computation of ratios
                The computation of the Ratio of Earnings to Fixed
                Charges (summarized in Note 14 to the consolidated
                financial statements).....................................    46

Exhibit 21     Subsidiaries of the registrant.............................    47

Exhibit 27 Financial Data Schedule (submitted with the electronic filing of this document)

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.