Form 10-Q
period 1997-03-31
UNION TANK CAR CO
filed 1997-05-07
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]                OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[_]                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  ______  to   ______

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

                               Yes   X       No
                                    ---         ---

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

                                                                           Page
                                                                           ----
Part I.  Financial Information

          Item 1.

                 Condensed consolidated statement of income -
                 three months ended March 31, 1997 and 1996                 3

                 Condensed consolidated balance sheet -
                 March 31, 1997 and December 31, 1996                       4

                 Condensed consolidated statement of cash flows -
                 three months ended March 31, 1997 and 1996                 5

                 Notes to condensed consolidated financial statements     6 - 7

          Item 2.

                 Management's Discussion and Analysis
                 of Financial Condition and Results of Operations           8

Part II.  Other Information

          Item 1.

                 Legal Proceedings                                          9

          Item 6.

                 Exhibits and Reports on Form 8-K                           9


Signatures                                                                 10

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
Revenues
  Services (leasing and other)                              $136,333   $125,820
  Net Sales                                                   49,583     22,867
                                                            --------   --------


                                                             185,916    148,687
Other income                                                   4,632      4,327
                                                            --------   --------

                                                             190,548    153,014

Costs and expenses
  Cost of services                                            77,210     68,855
  Cost of sales                                               42,975     16,372
  General and administrative                                  13,965     13,254
  Interest                                                    19,045     18,600
                                                            --------   --------
                                                             153,195    117,081
                                                            --------   --------
Income before income taxes                                    37,353     35,933

Provision for income taxes
  Current                                                     10,978     12,024
  Deferred                                                     2,745      1,266
                                                            --------   --------
                                                              13,723     13,290
                                                            --------   --------
Net income                                                  $ 23,630   $ 22,643
                                                            ========   ========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
                                  (Unaudited)

                                           March 31,   December 31,
                                             1997          1996
                                          -----------  ------------
Assets
------

Cash and cash equivalents                  $   72,520    $   71,915
Accounts receivable, primarily due
 within one year                               74,284        74,667
Inventories                                    68,725        65,756
Prepaid expenses and deferred charges          11,252        13,665
Advances to parent company,
 principally at LIBOR plus 1%                 229,781       111,169
Railcar lease fleet, net                    1,468,714     1,459,800
Fixed assets, net                             151,903       147,887
Investment in aircraft direct financing
 lease                                         36,829        37,347
Other assets                                   24,231        24,614
                                           ----------    ----------
    Total assets                           $2,138,239    $2,006,820
                                           ==========    ==========


Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                           $   22,242    $   30,036
Accrued liabilities                           172,864       180,865
Borrowed debt, including $209,317 due
 within one year ($210,288 at
  December 31, 1996)                          876,225       738,632
                                           ----------    ----------
                                            1,071,331       949,533


Deferred income taxes and investment
 tax credits                                  495,528       493,537


Stockholder's equity
 Common stock and additional capital          113,035       113,035
 Retained earnings                            458,345       450,715
                                           ----------    ----------
    Total stockholder's equity                571,380       563,750
                                           ----------    ----------
     Total liabilities, deferred items
      and stockholder's equity             $2,138,239    $2,006,820
                                           ==========    ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               ---------------------
                                                                                  1997       1996
                                                                               ----------  ---------
Cash flows from operating activities:
  Net income                                                                   $  23,630   $  22,643
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                              27,325      26,324
       Deferred taxes                                                              2,745       1,266
       Gain on disposition of railcars and other fixed assets                       (350)     (1,585)
       Other non-cash income and expenses                                            714         435
       Changes in assets and liabilities:
         Accounts receivable                                                        (256)     (3,681)
         Inventories                                                              (3,219)     (2,081)
         Prepaid expenses and deferred charges                                     2,399      (2,415)
         Accounts payable and accrued expenses                                   (15,174)      4,127
                                                                               ---------   ---------
Net cash provided by operating activities                                         37,814      45,033

Cash flows from investing activities:
  (Increase) decrease in advance to parent                                      (115,988)     63,679
  Construction and purchase of railcars and other fixed assets                   (44,262)    (86,383)
  Proceeds from disposals of railcars and other fixed assets                       1,516       4,738
  (Increase) decrease in other assets                                               (235)        372
                                                                               ---------   ---------
Net cash used in investing activities                                           (158,969)    (17,594)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                        150,000           -
  Principal payments of borrowed debt                                            (11,472)     (9,528)
  Cash dividends                                                                 (16,000)    (15,000)
                                                                               ---------   ---------
Net cash provided by (used in) financing activities                              122,528     (24,528)

Effect of exchange rates on cash and cash equivalents                               (768)        113
                                                                               ---------   ---------
Net increase in cash and cash equivalents                                            605       3,024

Cash and cash equivalents at beginning of year                                    71,915      28,781
                                                                               ---------   ---------
Cash and cash equivalents at end of period                                     $  72,520   $  31,805
                                                                               =========   =========
Cash paid during the period for:
  Interest (net of amount capitalized)                                         $  10,801   $  10,408
  Income taxes                                                                    15,508      13,526

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report on Form 10-K.

    The 1997 interim results presented herein are not necessarily indicative of the results of operations for the full year 1997.

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. As more fully described in the Company's 1996 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 1997 and 1996, Marmon Industrial absorbed a loss of $19 and a gain $36, respectively.

6. The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. No foreign currency forward contracts were outstanding as of March 31, 1997, and December 31, 1996.

7.  Summarized Financial Information of Procor Limited

    Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                         March 31,  December 31,
                                                           1997         1996
                                                         ---------  ------------
    Balance Sheet:
      Railcar lease fleet, net                            $207,430      $213,644
      All other assets                                     184,988       188,175
      Borrowed debt                                        133,175       134,861
      All other liabilities                                144,320       153,872


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1997         1996
                                                         ---------  ------------

    Statement of Income:
      Services and net sales                              $ 22,878      $ 34,881
      Gross profit                                           8,548        10,663
      Net income                                             3,128         3,893

8. In January 1997, the Company issued $150,000 in unsecured notes due February 1, 2007. The notes bear interest at the rate of 7 1/8% per annum, payable semi-annually on February 1 and August 1, commencing on August 1, 1997. The notes are non-redeemable and not subject to a sinking fund. Proceeds from the notes are being used for general corporate purposes. These notes were issued pursuant to a registration statement filed by the Company with the Securities and Exchange Commission covering an aggregate of $400,000 of debt securities and pass through certificates which may be issued from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
1st Quarter 1997 versus 1996

Service revenues increased $10.5 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $26.7 million primarily due to increased railcar sales.

Financial Condition
1997 versus 1996

Operating activities provided $37.8 million of cash. These funds, along with the issuance of borrowed debt, were used to provide financing for railcar additions, service borrowed debt obligations, advance funds to parent and pay a dividend to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of certain environmental matters.


Item 6.  Exhibits and Reports on Form 8-K

     b.  Report on Form 8-K

         On January 30, 1997, the Company filed a report on Form 8-K disclosing that on January 22, 1997, the Company had entered into an Underwriting Agreement with Salomon Brothers Inc and Morgan Stanley & Co. Incorporated relating to the issuance and sale by the Company of $150,000,000 principal amount 7 1/8% Notes Due 2007.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated: May 5, 1997                    /s/ R.C. Gluth
                                      -------------------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                       principal accounting officer)