Form 10-K/A
period 1996-12-31
UNION TANK CAR CO
filed 1997-05-28
CIK 100923

                                                                        1996




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A

(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [X]              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [ ]            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from          to


                        Commission file number:  1-5666

                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                      36-3104688
                --------                                      ----------
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification Number)

225 W. Washington Street, Chicago, Illinois                     60606
-------------------------------------------                     -----
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code:  (312)372-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
        Title of Each Class                           Which Registered
        -------------------                           ----------------
            None                                            -

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
                                                    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

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




                             UNION TANK CAR COMPANY
                                  (Registrant)


                            By: /s/ Robert C. Gluth
                               -----------------------
                                   Robert C. Gluth
                              Executive Vice President


Dated:  May 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





   Signature                       Title                          Date
-------------------------    ------------------------        --------------

/s/ Jay A. Pritzker          Chairman of the Board             May 28, 1997
------------------------      and Director
    Jay A. Pritzker

/s/ Robert A. Pritzker       President and Director            May 28, 1997
------------------------      (principal executive officer)
    Robert A. Pritzker

/s/ Robert C. Gluth          Executive Vice President,         May 28, 1997
------------------------      Director and Treasurer
    Robert C. Gluth           (principal financial officer
                              and principal accounting
                              officer)

/s/ Kenneth P. Fischl        Director and President, Tank      May 28, 1997
------------------------      Car Division
    Kenneth P. Fischl

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


Exhibit 12      Statements re computation of ratios
                 The computation of the Ratio of Earnings to Fixed Charges
                 (summarized in Note 14 to the consolidated financial statements) *


Exhibit 21      Subsidiaries of the registrant *

Exhibit 23      Consent of Ernst & Young LLP,
                 Independent Auditors ............................................... 4

Exhibit 27      Financial Data Schedule *


Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.


* Previously filed.