Form 10-Q
period 1997-06-30
UNION TANK CAR CO
filed 1997-07-31
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     [ X ]          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     [   ]          OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________  to  _________

                         Commission file number 1-5666
                         -----------------------------


                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                  36-3104688
            ---------                                -----------
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

                                 Yes  X    No
                                     -----   -----
There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

Included in this filing are 10 pages, sequentially numbered in the bottom center of each page.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information
         Item 1.

                Condensed consolidated statement of income -
                  three and six month periods ended
                  June 30, 1997 and 1996                                    3

                Condensed consolidated balance sheet -
                  June 30, 1997 and December 31, 1996                       4

                Condensed consolidated statement of cash flows -
                  six months ended June 30, 1997 and 1996                   5

                Notes to condensed consolidated financial statements      6 - 7

         Item 2.

                Management's Discussion and Analysis
                 of Financial Condition and Results of Operations           8

Part II.  Other Information

         Item 1.

                Legal Proceedings                                           9

         Item 6.

                Exhibits and Reports on Form 8-K                            9

Signatures                                                                 10


                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                        --------------------------       --------------------------
                                          1997              1996           1997              1996
                                        --------          --------       --------          --------
Revenues
   Services (leasing and other)         $140,412          $135,195       $276,745          $261,015
   Net sales                              71,496            37,209        121,079            60,076
                                        --------          --------       --------          --------

                                         211,908           172,404        397,824           321,091
Other income                               4,538            14,772          9,170            19,099
                                        --------          --------       --------          --------

                                         216,446           187,176        406,994           340,190
Costs and expenses
   Cost of services                       82,088            76,968        159,298           145,823
   Cost of sales                          62,698            30,437        105,673            46,809
   General and administrative             14,664            13,562         28,629            26,816
   Interest                               19,400            18,078         38,445            36,678
                                        --------          --------       --------          --------
                                         178,850           139,045        332,045           256,126
                                        --------          --------       --------          --------

Income before income taxes                37,596            48,131         74,949            84,064

Provision for income taxes
   Current                                12,573            13,534         23,551            25,558
   Deferred                                  621             5,056          3,366             6,322
                                        --------          --------       --------          --------
                                          13,194            18,590         26,917            31,880
                                        --------          --------       --------          --------
Net income                              $ 24,402          $ 29,541       $ 48,032          $ 52,184
                                        ========          ========       ========          ========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                   June 30,            December 31,
                                                                     1997                  1996
                                                              -----------------     -----------------

Assets
------

Cash and cash equivalents                                            $   79,508            $   71,915
Accounts receivable, primarily due within one year                       74,491                74,667
Inventories                                                              65,556                65,756
Prepaid expenses and deferred charges                                    14,811                13,665
Advances to parent company,
    principally at LIBOR plus 1%                                        149,132               111,169
Railcar lease fleet, net                                              1,529,194             1,459,800
Fixed assets, net                                                       154,898               147,887
Investment in aircraft direct financing lease                            36,822                37,347
Other assets                                                             18,997                24,614
                                                              -----------------     -----------------
    Total assets                                                     $2,123,409            $2,006,820
                                                              =================     =================


Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                     $   19,086            $   30,036
Accrued liabilities                                                     177,905               180,865
Borrowed debt, including $67,094 due within
    one year ($210,288 at December 31, 1996)                            851,222               738,632
                                                              -----------------     -----------------
                                                                      1,048,213               949,533

Deferred income taxes and investment tax credits                        496,414               493,537


Stockholder's equity
  Common stock and additional capital                                   113,035               113,035
  Retained earnings                                                     465,747               450,715
                                                              -----------------     -----------------
    Total stockholder's equity                                          578,782               563,750
                                                              -----------------     -----------------
      Total liabilities, deferred items and
               stockholder's equity                                  $2,123,409            $2,006,820
                                                              =================     =================



           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                 ----------------------------------------
                                                                         1997                   1996
                                                                 -----------------      -----------------

Cash flows from operating activities:
  Net income                                                             $  48,032              $  52,184
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                        55,032                 53,579
       Deferred taxes                                                        3,366                  6,322
       Gain on disposition of railcars and other fixed assets               (1,081)               (12,091)
       Other non-cash income and expenses                                    1,340                    890
       Changes in assets and liabilities:
         Accounts receivable                                                (1,748)               (10,165)
         Inventories                                                          (503)                (1,091)
         Prepaid expenses and deferred charges                              (1,191)                (3,174)
         Accounts payable and accrued expenses                             (12,574)                (7,071)
                                                                 -----------------      -----------------
Net cash provided by operating activities                                   90,673                 79,383

Cash flows from investing activities:
  Increase in advance to parent                                            (35,423)                  (810)
  Construction and purchase of railcars and other fixed assets            (135,767)              (164,067)
  Decrease in other assets                                                   5,163                    372
  Proceeds from disposals of railcars and other fixed assets                 3,221                 19,376
  Decrease in advances to affiliates                                             -                 12,828
                                                                 -----------------      -----------------
Net cash used in investing activities                                     (162,806)              (132,301)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                  300,000                 14,231
  Proceeds from sale-leaseback transaction                                       -                142,382
  Principal payments of borrowed debt                                     (186,698)               (50,785)
  Cash dividends                                                           (33,000)               (36,000)
                                                                 -----------------      -----------------
Net cash provided by financing activities                                   80,302                 69,828

Effect of exchange rates on cash and cash equivalents                         (576)                     -
                                                                 -----------------      -----------------
Net increase in cash and cash equivalents                                    7,593                 16,910

Cash and cash equivalents at beginning of year                              71,915                 28,781
                                                                 -----------------      -----------------
Cash and cash equivalents at end of period                               $  79,508              $  45,691
                                                                 =================      =================
Cash paid during the period for:
  Interest (net of amount capitalized)                                   $  38,445              $  36,928
  Income taxes                                                              27,649                 25,329

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report on Form 10-K/A.

    The 1997 interim results presented herein are not necessarily indicative of the results of operations for the full year 1997.

3. As more fully described in the Company's 1996 Annual Report on Form 10-K/A, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 1997 and 1996, Marmon Industrial absorbed losses of $11 and $61, respectively.

6. The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $760 at June 30, 1997. No foreign currency forward contracts were outstanding at December 31, 1996.

7. Summarized Financial Information of Procor Limited

   Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                                   June 30,            December 31,
                                                                     1997                  1996
                                                              -----------------     -----------------
Balance Sheet:
  Railcar lease fleet, net                                         $204,253              $213,644
  All other assets                                                  192,819               188,175
  Borrowed debt                                                     128,698               134,861
  All other liabilities                                             149,016               153,872


                                            Three Months Ended                      Six Months Ended
                                                 June 30,                               June 30,
                                    --------------------------------       --------------------------------
                                          1997              1996                 1997              1996
                                    --------------    --------------       --------------    --------------
Statement of Income:
    Services and net sales              $27,876           $31,696              $50,754           $66,577
    Gross profit                         10,104            10,283               18,652            20,946
    Net income                            4,106             4,450                7,234             8,343


8. In June 1997, the Company issued $150,000 in unsecured notes due June 1, 2009. The notes bear interest at the rate of 7.45% per annum, payable semi-annually on June 1 and December 1, commencing on December 1, 1997. The notes are non-redeemable and not subject to a sinking fund. Proceeds from the sale of the notes are being used for general corporate purposes. These notes were issued pursuant to a registration statement filed by the Company with the Securities and Exchange Commission covering an aggregate of $400,000 of debt securities and pass through certificates which may be issued from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
2nd Quarter 1997 versus 1996
----------------------------
Service revenues increased $5.2 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $34.3 million primarily due to increased railcar sales.

Gross margin percentages decreased from the comparable period in 1996 primarily due to increased railcar rental expenses from previous years' sale-leaseback transactions and decreased gains on railcar disposals.

Other income decreased $10.2 million primarily due to the 1996 gain on sale of a storage facility used in the liquefied petroleum gas storage operations.

Six Months 1997 versus 1996
---------------------------
Service revenues increased $15.7 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $61.0 million primarily due to increased railcar sales.

Gross margin percentages decreased from the comparable period in 1996 primarily due to increased railcar rental expenses from previous years' sale-leaseback transactions and decreased gains on railcar disposals.


Financial Condition
-------------------
1997 versus 1996
----------------

Operating activities provided $90.7 million of cash. These funds, along with the issuance of borrowed debt, were used to service borrowed debt obligations, provide financing for railcar additions, advance funds to parent and pay a dividend to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 for a description of certain environmental matters.


Item 6.  Exhibits and Reports on Form 8-K

     b.  Report on Form 8-K

         On June 3, 1997, the Company filed a report on Form 8-K disclosing that on May 28, 1997, the Company had entered into an Underwriting Agreement with Salomon Brothers Inc and Morgan Stanley & Co. Incorporated relating to the issuance and sale by the Company of $150,000,000 principal amount 7.45% Notes Due 2009.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  July 31, 1997                 /s/ R.C. Gluth
                                      ----------------------------------------
                                         R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                        principal accounting officer)