Form 10-Q
period 1997-09-30
UNION TANK CAR CO
filed 1997-10-30
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]              OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ ]              OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to  ________

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


                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.
                    Condensed consolidated statement of income -
                      three and nine month periods ended
                      September 30, 1997 and 1996                              3

                    Condensed consolidated balance sheet -
                      September 30, 1997 and December 31, 1996                 4

                    Condensed consolidated statement of cash flows -
                      nine months ended September 30, 1997 and 1996            5

                    Notes to condensed consolidated financial statements     6 - 7

          Item 2.

                    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations         8

Part II.  Other Information

          Item 1.

                    Legal Proceedings                                          9

          Item 6.

                    Exhibits and Reports on Form 8-K                           9

Signatures                                                                    10


                        PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)



                                            Three Months Ended                     Nine Months Ended
                                              September 30,                          September 30,
                                    --------------------------------       --------------------------------
                                          1997              1996                 1997              1996
                                    --------------    --------------       --------------    --------------

Revenues
   Services (leasing and other)           $141,054          $131,382             $417,799          $392,397
   Net sales                                72,022            41,846              193,101           101,922
                                    --------------    --------------       --------------    --------------

                                           213,076           173,228              610,900           494,319
Other income                                 3,805             5,931               12,975            25,030
                                    --------------    --------------       --------------    --------------

                                           216,881           179,159              623,875           519,349
Costs and expenses
   Cost of services                         81,978            72,799              241,276           218,622
   Cost of sales                            63,269            34,764              168,942            81,573
   General and administrative               13,612            13,775               42,241            40,591
   Interest                                 18,140            17,911               56,585            54,589
                                    --------------    --------------       --------------    --------------
                                           176,999           139,249              509,044           395,375
                                    --------------    --------------       --------------    --------------

Income before income taxes                  39,882            39,910              114,831           123,974

Provision for income taxes
   Current                                  10,953            14,612               34,504            40,170
   Deferred                                  4,799               755                8,165             7,077
                                    --------------    --------------       --------------    --------------
                                            15,752            15,367               42,669            47,247
                                    --------------    --------------       --------------    --------------
Net income                                $ 24,130          $ 24,543             $ 72,162          $ 76,727
                                    ==============    ==============       ==============    ==============



               See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 September 30,            December 31,
                                                                     1997                     1996
                                                                 -------------            ------------
Assets
------

Cash and cash equivalents                                           $  104,334              $   71,915
Accounts receivable, primarily due within one year                      73,007                  74,667
Inventories                                                             80,650                  65,756
Prepaid expenses and deferred charges                                   15,807                  13,665
Advances to parent company,
    principally at LIBOR plus 1%                                        86,758                 111,169
Railcar lease fleet, net                                             1,558,014               1,459,800
Fixed assets, net                                                      159,498                 147,887
Investment in aircraft direct financing lease                           36,714                  37,347
Other assets                                                            11,553                  24,614
                                                                    ----------              ----------
      Total assets                                                  $2,126,335              $2,006,820
                                                                    ==========              ==========


Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                    $   18,512              $   30,036
Accrued liabilities                                                    178,401                 180,865
Borrowed debt, including $67,414 due within
  one year ($210,288 at December 31, 1996)                             842,306                 738,632
                                                                    ----------              ----------
                                                                     1,039,219                 949,533


Deferred income taxes and investment tax credits                       501,204                 493,537


Stockholder's equity
  Common stock and additional capital                                  113,035                 113,035
  Retained earnings                                                    472,877                 450,715
                                                                    ----------              ----------
    Total stockholder's equity                                         585,912                 563,750
                                                                    ----------              ----------
      Total liabilities, deferred items and
               stockholder's equity                                 $2,126,335              $2,006,820
                                                                    ==========              ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        --------------------------------
                                                                          1997                   1996
                                                                        ---------             ----------
Cash flows from operating activities:
  Net income                                                            $  72,162              $  76,727
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                       83,785                 80,190
       Deferred taxes                                                       8,165                  7,077
       Gain on disposition of railcars and other fixed assets              (1,971)               (13,363)
       Other non-cash income and expenses                                   1,828                    816
       Changes in assets and liabilities:
         Accounts receivable                                                  103                 (7,490)
         Inventories                                                      (15,825)                (1,962)
         Prepaid expenses and deferred charges                             (2,171)                (3,299)
         Accounts payable and accrued expenses                            (12,767)                 7,578
                                                                        ---------              ---------
Net cash provided by operating activities                                 133,309                146,274

Cash flows from investing activities:
  Decrease in advance to parent                                            26,717                 34,439
  Construction and purchase of railcars and other fixed assets           (198,731)              (232,376)
  Decrease in other assets                                                 12,413                  3,308
  Proceeds from disposals of railcars and other fixed assets                4,898                 22,011
  Decrease in advances to affiliates                                            -                 12,828
                                                                        ---------              ---------
Net cash used in investing activities                                    (154,703)              (159,790)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                 300,000                 14,231
  Proceeds from sale-leaseback transaction                                      -                142,382
  Principal payments of borrowed debt                                    (195,611)               (60,716)
  Cash dividends                                                          (50,000)               (53,000)
                                                                        ---------              ---------
Net cash provided by financing activities                                  54,389                 42,897

Effect of exchange rates on cash and cash equivalents                        (576)                    38
                                                                        ---------              ---------
Net increase in cash and cash equivalents                                  32,419                 29,419

Cash and cash equivalents at beginning of year                             71,915                 28,781
                                                                        ---------              ---------
Cash and cash equivalents at end of period                              $ 104,334              $  58,200
                                                                        =========              =========
Cash paid during the period for:
  Interest (net of amount capitalized)                                  $  51,511              $  47,650
  Income taxes                                                             39,141                 39,000

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the nine months ended September 30, 1997 and 1996, Marmon Industrial absorbed losses of $108 and $56, respectively.

6. The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $2,260 at September 30, 1997. No foreign currency forward contracts were outstanding at December 31, 1996.

7. Summarized Financial Information of Procor Limited

   Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                                 September 30,            December 31,
                                                                     1997                     1996
                                                                 -------------            ------------
Balance Sheet:
  Railcar lease fleet, net                                            $200,449                $213,644
  All other assets                                                     219,160                 188,175
  Borrowed debt                                                        127,908                 134,861
  All other liabilities                                                167,353                 153,872

                                              Three Months Ended                     Nine Months Ended
                                                September 30,                          September 30,
                                           -------------------------              -------------------------
                                            1997              1996                 1997              1996
                                           -------           -------              -------           -------
Statement of Income:
    Services and net sales                 $28,534           $28,844              $79,288           $95,421
    Gross profit                            10,002             9,633               28,654            30,579
    Net income                               4,989             4,949               12,223            13,292

8. Subsequent Event

   In October 1997, the Company issued $30,000 and $20,000 in unsecured notes due October 3, 2004 and 2007, respectively. The notes bear interest at the rate of 6.63% and 6.75%, respectively, per annum, payable semi-annually on March 1, and September 1, commencing on March 1, 1998. The notes are non-redeemable and not subject to a sinking fund. Proceeds from the sale of the notes are being used for general corporate purposes. These notes were issued pursuant to a registration statement filed by the Company with the Securities and Exchange Commission covering an aggregate of $400,000 of debt securities and pass through certificates which may be issued from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
3rd Quarter 1997 versus 1996
----------------------------
Service revenues increased $9.7 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $30.2 million primarily due to increased railcar sales.

Gross margin percentages decreased from the comparable period in 1996 primarily due to increased railcar rental expenses from previous years' sale-leaseback transactions and decreased gains on railcar disposals.

Other income decreased $2.1 million primarily due to the 1996 receipt of certain fees in connection with the termination of an agreement pursuant to which a subsidiary of the Company was to acquire Hawker Siddeley Canada Inc.


Nine Months 1997 versus 1996
----------------------------
Service revenues increased $25.4 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $91.2 million primarily due to increased railcar sales.

Gross margin percentages decreased from the comparable period in 1996 primarily due to increased railcar rental expenses from previous years' sale-leaseback transactions and decreased gains on railcar disposals.

Other income decreased $12.1 million primarily due to the 1996 gain on sale of a storage facility used in the liquefied petroleum gas storage operations and the receipt of certain fees in connection with the termination of an agreement pursuant to which a subsidiary of the Company was to acquire Hawker Siddeley Canada Inc.

Financial Condition
-------------------
1997 versus 1996
----------------
Operating activities provided $133.3 million of cash. These funds, along with the issuance of borrowed debt and the collection of funds advanced to parent, were used to provide financing for railcar additions, service borrowed debt obligations and pay a dividend to the Company's stockholder.

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

     b. No report on Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated: October 30, 1997               /s/ R.C. Gluth
                                      ----------------------------------------
                                          R.C. Gluth
                                      Executive Vice President and Director
                                       (principal financial officer and
                                       principal accounting officer)