Form 10-K
period 1997-12-31
UNION TANK CAR CO
filed 1998-03-26
CIK 100923

                                                                            1997
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]                    SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [  ]                SECURITIES EXCHANGE ACT OF 1934
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

                            UNION TANK CAR COMPANY

                                   FORM 10-K

                         Year Ended December 31, 1997

                                   CONTENTS

Section                                                                           Page
-------                                                                           ----
Part I.
  Item 1        Business.......................................................     2
  Item 2        Properties.....................................................    10
  Item 3        Legal Proceedings..............................................    11
  Item 4        Submission of Matters to a Vote of Security Holders............    11

Part II.
  Item 5        Market for Registrant's Common Equity
                  and Related Stockholder Matters..............................    12
  Item 6        Selected Financial Data........................................    12
  Item 7        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................    12
  Item 8        Financial Statements and Supplementary Data....................    16
  Item 9        Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.....................................    38

Part III.
  Item 10       Directors and Executive Officers of the Registrant.............    38
  Item 11       Executive Compensation.........................................    40
  Item 12       Security Ownership of Certain Beneficial Owners and Management.    41
  Item 13       Certain Relationships and Related Transactions.................    41

Part IV.
  Item 14       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K..........................................    42

Signatures.....................................................................    43

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

Railcar Leasing, Services and Sales

The principal activity of the Company is the leasing of railway tank cars and other railcars to North American manufacturers and other shippers of chemical products, including liquid fertilizers, petroleum products, including liquefied petroleum gas, food products and bulk plastics. The Company owns and operates one of the largest fleets of privately-owned railway tank cars in the world.

As of December 31, 1997, the Company's fleet was comprised of 58,044 tank cars and 15,682 railway cars of other types. A total of 30,458 cars were added to the lease fleet during the ten years ended December 31, 1997. These cars accounted for approximately 44% of total railcar lease revenues during 1997. Most of the Company's cars were built by the Company or to its specifications and the balance was purchased from other sources.

Management estimates that tank cars carrying chemicals and acids account for the greatest portion of total leasing revenues, followed in order by compressed gases (particularly liquefied petroleum gas and anhydrous ammonia), refined petroleum products (such as gasoline, fuel oils and asphalt), food products and liquid fertilizers.

A significant portion of the revenues from the Company's non-tank car fleet derives from hopper cars carrying bulk plastics. The remaining non-tank car revenues are attributable to cars which serve the lumber, dry bulk chemical and coal industries.

The Company builds tank cars primarily for use in its leasing business. In addition, the Company builds cars for sale to others. Generally, the Company only manufactures a car following the receipt of a firm order for the lease or sale of such car.

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and for periods ranging from one to twenty years. The average term of leases entered into during 1997 for newly-manufactured railcars was approximately seven years. The average term of leases entered into during 1997 for used tank cars and other railcars was approximately four years. Under the terms of most leases the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads. The Company markets its cars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum utilization of the North American lease fleets, the Company maintains fleet data processing systems which contain information relative to each car, including its mechanical specifications, maintenance and repair data and lease terms.

The Company employs a variety of methods to meet its railcar financing needs. During 1997 the Company issued $400.0 million of unsecured notes. In 1996, 1995 and 1994, a combination of sale-leaseback transactions along with a smaller portion of equipment trust certificates were utilized to finance railcars. Prior to 1994, the Company had relied primarily on equipment trust certificates to finance railcar lease fleet additions. The Company expects that future railcar financing needs will be met primarily with a combination of unsecured borrowings and sale-leaseback transactions.

The following table sets forth the minimum rentals to be received, the debt maturities under outstanding equipment and unsecured obligations, the minimum lease payments due (as lessee) under all operating leases and the cost of the owned fleet. The figures shown are the minimum future rentals under leases in effect at the dates indicated. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases and related interest and other expenses to be incurred in the future cannot be ascertained and therefore are not reflected in this table.

                                                                    December 31,
                                   -----------------------------------------------------------------------------
                                        1997            1996             1995            1994            1993
                                   ------------    ------------    -------------    ------------    ------------
                                                                (Dollars in Millions)
Total minimum future rentals
  to be received (as lessor)           $1,577.1        $1,478.2         $1,363.7        $1,258.5        $1,215.8
Principal amount of equipment
  and unsecured obligations               902.0           713.2  (1)       774.8           855.3           869.0
Total minimum future lease
  payments for noncancelable
  operating leases (as lessee)            709.9           753.5            590.2           426.7           253.0

Minimum future rentals to be
  received within one year
  (as lessor)                             413.4           388.7            361.7           339.7           327.9
Principal amount of equipment
  obligations due within one
  year, net of amounts held
  for sinking fund purposes                63.3           207.4  (1)        66.8            73.1            80.7
Minimum future lease payments
  for noncancelable operating
  leases due within one year
  (as lessee)                              44.8            43.9             25.4            13.4            13.5

Gross cost of owned fleet               2,710.2         2,523.6          2,425.0         2,368.6         2,392.7
Depreciated cost of owned fleet         1,578.4         1,459.8          1,430.2         1,452.0         1,523.8

For the year ended:
  Railcar rentals, including
  direct financing leases                 463.9           443.7            421.7           402.9           391.6

(1) Included $143.0 million principal amount of unsecured senior notes issued by the Company in 1990, repaid June 15, 1997, the proceeds of which were used to retire certain higher coupon railcar obligations.

Approximately 37% of the Company-owned fleet of railcars is pledged to secure equipment obligations. The remaining cars are free of liens.

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

Sulphur Processing

A subsidiary of the Company provides sulphur producers in Canada and the Netherlands with various services, including the processing of liquefied sulphur into crystalline slates and granules and the storage and shipping of the product. The subsidiary also designs, manufactures and sells sulphur processing plants worldwide. The subsidiary is also engaged in the manufacturing and distribution of sulphur bentonite products and micronutrients to the agricultural industry.

Fasteners

The Company's fastener business, which is conducted through several wholly-owned subsidiaries, consists of manufacturing and distributing a wide range of fasteners worldwide to the construction industry and manufacturers of furniture, household appliances, industrial and agricultural equipment.

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

Segment Data

The principal activity of the Company's primary industry segment is railcar leasing, services and sales. Information with regard to the Company's industry and geographic segments is as follows:



Industry Segments                                    1997                 1996                  1995
                                              ----------------     -----------------      ----------------
                                                                 (Dollars in Millions)
Revenues
  Railcar leasing, services and sales                 $  714.2              $  569.2              $  610.8
  Other                                                  132.3                 130.4                 123.4
                                              ----------------     -----------------      ----------------
     Total segments                                      846.5                 699.6                 734.2
  Interest income (principally from
   advances to parent)                                    13.2                  11.1                  13.3
  Corporate/unallocated                                    1.0                  (1.1)                 (2.2)
                                              ----------------      ----------------      ----------------
                                                      $  860.7              $  709.6              $  745.3
                                              ================      ================      ================


Operating income
  Railcar leasing, services and sales                 $  213.0              $  206.0              $  191.1
  Other                                                    6.7                  18.4                   9.7
                                              ----------------      ----------------      ----------------
     Total segments                                      219.7                 224.4                 200.8
  Interest income (principally from
   advances to parent)                                    13.2                  11.1                  13.3
  Interest expense                                       (75.4)                (72.1)                (81.2)
  Corporate/unallocated                                    0.9                  (1.2)                 (2.4)
                                              ----------------      ----------------      ----------------
                                                      $  158.4              $  162.2              $  130.5
                                              ================      ================      ================


Assets, at December 31
  Railcar leasing, services and sales                 $1,947.5              $1,794.3              $1,723.3
  Other                                                   91.2                  74.1                  77.6
                                              ----------------      ----------------      ----------------

     Total segments                                    2,038.7               1,868.4               1,800.9
  Advances to parent                                     177.7                 111.2                 171.2
  Corporate/unallocated                                   13.3                  27.2                  31.2
                                              ----------------      ----------------      ----------------
                                                      $2,229.7              $2,006.8              $2,003.3
                                              ================     =================      ================

Capital expenditures
  Railcar leasing, services and sales                 $  250.5              $  283.8              $  206.8
  Other                                                   21.4                   4.2                  21.5
                                              ----------------      ----------------      ----------------
                                                      $  271.9              $  288.0              $  228.3
                                              ================      ================      ================

Depreciation
  Railcar leasing, services and sales                 $  107.8              $  101.3              $  100.1
  Other                                                    5.9                   5.4                   5.1
                                              ----------------      ----------------      ----------------
                                                      $  113.7              $  106.7              $  105.2
                                              ================      ================      ================


Geographic Segments                                  1997                 1996                  1995
                                              ----------------      ----------------      ----------------
                                                              (Dollars in Millions)
Revenues
  United States                                       $  655.2              $  495.9              $  541.5
  Canada                                                 180.2                 193.1                 181.9
  Other                                                   11.1                  10.6                  10.8
                                              ----------------      ----------------      ----------------
     Total segments                                      846.5                 699.6                 734.2
  Interest income (principally from
   advances to parent)                                    13.2                  11.1                  13.3
  Corporate/unallocated                                    1.0                  (1.1)                 (2.2)
                                              ----------------      ----------------      ----------------
                                                      $  860.7              $  709.6              $  745.3
                                              ================      ================      ================

Operating income
  United States                                       $  165.2              $  159.8              $  146.8
  Canada                                                  49.8                  60.8                  51.0
  Other                                                    4.7                   3.8                   3.0
                                              ----------------      ----------------      ----------------
     Total segments                                      219.7                 224.4                 200.8
  Interest income (principally from
   advances to parent)                                    13.2                  11.1                  13.3
   Interest expense                                      (75.4)                (72.1)                (81.2)
  Corporate/unallocated                                    0.9                  (1.2)                 (2.4)
                                              ----------------      ----------------      ----------------
                                                      $  158.4              $  162.2              $  130.5
                                              ================      ================      ================

Assets, at December 31
  United States                                       $1,569.3              $1,408.3              $1,340.2
  Canada                                                 440.4                 430.6                 431.4
  Other                                                   29.0                  29.5                  29.3
                                              ----------------      ----------------      ----------------
     Total segments                                    2,038.7               1,868.4               1,800.9
  Advances to parent                                     177.7                 111.2                 171.2
  Corporate/unallocated                                   13.3                  27.2                  31.2
                                              ----------------      ----------------      ----------------
                                                      $2,229.7              $2,006.8              $2,003.3
                                              ================      ================      ================


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

Competition

All the activities of the Company are in competition with similar activities carried on by other companies. In particular, there are several companies engaged in the business of leasing tank cars in the United States and Canada. The principal competitors are General American Transportation Corporation (including its Canadian affiliate, Canadian General Transit Company, Limited), General Electric Railcar Services Corporation, and ACF Industries, Incorporated. The principal competitive factors are price, service and product design. The Company's integration of its North American engineering, manufacturing, repair and leasing activities has enhanced its ability to provide competitive products and services to its customers.

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

Employees

As of December 31, 1997, the Company had approximately 4,220 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years the Company has attempted to identify and remediate potential problem areas. In 1997 the Company spent approximately $7.8 million on remediation and related matters, compared with $3.5 million and $4.5 million in 1996 and 1995, respectively. The Company expects to spend approximately $6.8 million in 1998 on similar activities. Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

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

At the request of the Pennsylvania DER, the Company has cooperated voluntarily in a site assessment of areas of potential environmental contamination at the facility. The Company submitted its consultant's report to the Pennsylvania DER for review in 1994. The Pennsylvania Attorney General's office and the Company's counsel began discussions to resolve the criminal investigation in 1994 and those discussions are continuing. The Company is unable to predict at this time whether satisfactory resolution of the allegations will occur. If there is no satisfactory resolution of the allegations, it is likely that the Pennsylvania authorities will initiate criminal proceedings against the Company.

The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA at two sites: Auto Ion Chemical Company, Kalamazoo, Michigan and Whitehouse Waste Oil Pits Site, Jacksonville, Florida. Costs incurred to date have not been material, either individually or in the aggregate. Because of the level of the Company's involvement at these sites, management believes that future costs related to these sites will not be material, either individually or in the aggregate. The Company has not entered into any cost sharing arrangements with other PRP's that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP's make it reasonably possible the Company will incur material costs beyond its pro rata share at these sites. The Company's accruals for these sites are based on the amount it reasonably expects to pay with respect to the sites.

Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

ITEM 2.  PROPERTIES

In the opinion of management, the Company's properties are in good condition, substantially utilized and adequate to meet the Company's current and reasonably anticipated future needs.

The Company estimates that its plant facilities were utilized during the year at an average of approximately 75% of productive capacity for railcar manufacturing, 80% for railcar servicing and repair, 75% for sulphur processing, 85% for containment vessel head manufacturing, 90% for liquefied petroleum gas storage and 85% for the other properties.

Railcars

The Company owns approximately 88 percent of its total lease fleet of 73,726 railcars, of which 58,044 are tank cars and 15,682 are other railway freight cars. Of the approximately 64,778 owned cars, 40,496 are free of liens. Cars which are not owned are leased from others under long-term net leases.

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

Sulphur Processing

A subsidiary of the Company owns facilities in Canada and the Netherlands which process liquefied sulphur into crystalline slates and granules and handle the formed product. This subsidiary also owns a facility in Canada for the manufacture and distribution of sulphur bentonite products and micronutrients.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. See discussion of Environmental Matters in Item 1 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                For the year ended December 31,
                         --------------------------------------------------------------------------------------
                               1997              1996              1995              1994              1993
                         --------------    --------------    --------------    --------------    --------------
                                                           (Dollars in Thousands)

Services and net sales       $  842,354        $  680,642        $  725,712        $  595,327        $  504,823
Net income                      101,250           102,583            84,465            63,378           129,730
Ratio of earnings to
  fixed charges                    2.74x             2.84x             2.41x             2.05x             1.89x
At year end:
  Total assets               $2,229,664        $2,006,820        $2,003,346        $2,017,772        $2,054,867
  Long-term obligations         858,656           528,344           732,207           807,029           869,440



Services and net sales in 1997 increase was primarily due to increased railcar sales.

Net income in 1993 includes an $80,000 credit to earnings to reflect the adoption of SFAS 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 versus 1996

Results of Operations

Services revenues increased $33.4 million, primarily due to the effect of railcars added to the lease fleet.

Net sales revenues increased $128.3 million, primarily due to increased railcar sales.

Gross margin percentages decreased from the comparable period in 1996 due to increased car maintenance expenses, increased railcar rental expenses from previous years' sale-leaseback transactions and lower margins on new railcars sold that were manufactured by a third-party.

Other income decreased $10.6 million, primarily due to the 1996 gain on the sale of a storage facility used in the liquefied petroleum gas storage operations and the receipt of certain fees in connection with the termination of an agreement pursuant to which a subsidiary of the Company was to acquire Hawker Siddeley Canada Inc.

Financial Condition

Operating activities provided $217.4 million of cash in 1997. These funds, along with the issuance of unsecured debt, were used to provide financing for railcar additions, service borrowed debt obligations, advance funds to parent and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1997, the Company spent $261.3 million for the construction and purchase of railcars and other fixed assets and $10.6 million for the purchase of assets engaged in the manufacturing and distribution of sulphur bentonite and micronutrients.

Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 90% have been for railcars. Since all material capital expenditures for railcars are incurred subsequent to receipt of firm customer orders, such expenditures are discretionary to the Company based on its desire to invest in those particular railcars.

In 1997, the Company issued $400.0 million in unsecured notes. Other financing activities of the Company included $210.1 million for principal repayments on borrowed debt and $70.0 million for dividends. Net cash provided by financing activities was $119.9 million.

Management expects that the future cash to be provided by operating activities, long-term financings, and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The following table presents the scheduled cash inflows and outflows over the next five years based on leases and indebtedness outstanding as of December 31, 1997:

                                         1998            1999             2000            2001            2002
                                    ------------     ------------     ------------    ------------    ------------
                                                                (Dollars in Millions)
Cash Inflows
------------
Minimum future lease rentals              $413.4          $331.2          $249.7          $177.2          $118.9

Cash Outflows
-------------
Minimum future lease payments               44.8            43.7            44.5            48.2            44.9
Principal amount of obligations             66.4            62.5            61.2            60.9            53.4
                                    ------------    ------------    ------------    ------------    ------------
Excess of inflows over outflows           $302.2          $225.0          $144.0          $ 68.1          $ 20.6
                                    ============     ===========     ===========    ============    ============

The minimum future lease rentals above relate to leases in effect at December 31, 1997. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

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

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U. S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $1.5 million at December 31, 1997. No foreign currency contracts were outstanding as of December 31, 1996.

Year 2000

The Company has made and will make certain investments in its software systems and applications to ensure that the Company is year 2000 ready. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS 131 on its reported segments.

Other Matters

The Company has certain environmental matters currently pending, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of this Form 10-K.

1996 versus 1995

Results of Operations

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

In 1996, the Company entered into a sale-leaseback transaction for $142.4 million and also issued $14.2 million in long-term equipment trust certificates to finance additions to the railcar lease fleet. Other financing activities of the Company included $76.8 million for principal repayments on borrowed debt and $71.0 million for dividends. Net cash provided by financing activities was $8.8 million.

Management expects that the future cash to be provided by operating activities, long-term railcar financings, and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

                                                                              Page
                                                                              ----

    Report of Independent Auditors..........................................    17

    Financial Statements

      Consolidated statement of income for each of the three years in
        the period ended December 31, 1997..................................    18

      Consolidated balance sheet - December 31, 1997 and 1996...............    19

      Consolidated statement of stockholder's equity for each of the three
        years in the period ended December 31, 1997.........................    20

      Consolidated statement of cash flows for each of the three
        years in the period ended December 31, 1997.........................    21

      Notes to consolidated financial statements............................    22


                        REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY


We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP


Chicago, Illinois
March 11, 1998

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                            (Dollars in Thousands)

                                                For the Year Ended December 31,
                                               ---------------------------------
                                                 1997        1996        1995
                                               --------    --------    ---------
Revenues
  Services (leasing and other)                 $560,174    $526,733    $499,226
  Net sales                                     282,180     153,909     226,486
                                               --------    --------    --------

                                                842,354     680,642     725,712
Other income                                     18,299      28,916      19,607
                                               --------    --------    --------

                                                860,653     709,558     745,319

Costs and expenses
  Cost of services                              318,294     290,867     277,720
  Cost of sales                                 250,806     127,266     200,297
  General and administrative                     57,828      57,098      55,630
  Interest                                       75,356      72,138      81,179
                                               --------    --------    --------

                                                702,284     547,369     614,826
                                               --------    --------    --------

Income before income taxes                      158,369     162,189     130,493

Provision for income taxes
  Current                                        51,727      56,378      42,601
  Deferred income taxes
   and investment tax credits                     5,392       3,228       3,427
                                               --------    --------    --------

                                                 57,119      59,606      46,028
                                               --------    --------    --------

Net income                                     $101,250    $102,583    $ 84,465
                                               ========    ========    ========

Ratio of earnings to fixed charges                 2.74x       2.84x       2.41x
                                               ========    ========    ========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                            (Dollars in Thousands)

                                                                         December 31,
                                                                   -------------------------
                                                                      1997           1996
                                                                   ----------     ----------
Assets
------

Cash and cash equivalents                                          $   99,709     $   71,915
Accounts receivable, primarily due within one year,
 less allowance for doubtful accounts of $4,019 in
 1997 and $3,799 in 1996                                               72,959         74,667
Inventories                                                            71,395         65,756
Prepaid expenses and deferred charges                                  13,675         13,665
Advances to parent company,
 principally at LIBOR plus 1%                                         177,705        111,169
Railcar lease fleet, net                                            1,578,433      1,459,800
Fixed assets, net                                                     163,309        147,887
Investment in direct financing lease                                   35,341         37,347
Other assets                                                           17,138         24,614
                                                                   ----------     ----------

      Total assets                                                 $2,229,664     $2,006,820
                                                                   ==========     ==========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                   $   18,636     $   30,036
Accrued liabilities                                                   196,119        180,865
Borrowed debt                                                         925,038        738,632
                                                                   ----------     ----------
                                                                    1,139,793        949,533

Deferred items
  Deferred income taxes and investment tax credits                    494,871        493,537

Stockholder's equity
  Common stock, no par value; 1,000 shares authorized and issued      106,689        106,689
  Additional capital                                                    6,346          6,346
  Retained earnings                                                   481,965        450,715
                                                                   ----------     ----------
    Total stockholder's equity                                        595,000        563,750
                                                                   ----------     ----------
      Total liabilities, deferred items and stockholder's equity   $2,229,664     $2,006,820
                                                                   ==========     ==========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 Years Ended December 31, 1997, 1996 and 1995

                            (Dollars in Thousands)

                                     Common    Additional   Retained
                                     Stock      Capital     Earnings    Total
                                    --------   ----------   --------   --------
Balance at December 31, 1994        $106,689       $4,652   $393,667   $505,008

Net income                                 -            -     84,465     84,465
Cash dividends                             -            -    (59,000)   (59,000)
                                    --------   ----------   --------   --------

Balance at December 31, 1995         106,689        4,652    419,132    530,473

Capital contribution                       -        1,694          -      1,694
Net income                                 -            -    102,583    102,583
Cash dividends                             -            -    (71,000)   (71,000)
                                    --------   ----------   --------   --------

Balance at December 31, 1996         106,689        6,346    450,715    563,750

Net income                                 -            -    101,250    101,250
Cash dividends                             -            -    (70,000)   (70,000)
                                    --------   ----------   --------   --------

Balance at December 31, 1997        $106,689       $6,346   $481,965   $595,000
                                    ========   ==========   ========   ========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Dollars in Thousands)

                                                                 For the Year Ended December 31,
                                                         -----------------------------------------------
                                                           1997               1996               1995
                                                         ---------          ---------          ---------
Cash flows from operating activities:
  Net income                                             $ 101,250          $ 102,583          $  84,465
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        113,663            106,707            105,206
      Gain on disposition of railcars and other fixed
       assets                                               (4,951)           (14,247)            (1,795)
      Deferred taxes                                         5,392              3,228              3,427
      Other non-cash income and expenses                     1,863              1,092              1,518
      Changes in operating assets and liabilities              134             18,206             18,508
                                                         ---------          ---------          ---------
Net cash provided by operating activities                  217,351            217,569            211,329

Cash flows from investing activities:
  Construction and purchase of railcars and
    other fixed assets                                    (261,306)          (287,960)          (214,470)
  (Increase) decrease in advance to parent                 (57,105)            61,245             18,143
  Decrease in other assets and investments                  12,849              3,308             14,567
  Proceeds from disposals of railcars
    and other fixed assets                                   9,767             27,426              8,964
  Purchases of businesses, net of cash acquired            (10,642)                 -            (13,839)
  Repayments from affiliate                                      -             12,828                713
                                                         ---------          ---------          ---------
Net cash used in investing activities                     (306,437)          (183,153)          (185,922)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                  400,000             14,231             30,236
  Proceeds from sale-leaseback transactions                      -            142,382            130,517
  Principal payments of borrowed debt                     (210,143)           (76,782)          (114,614)
  Cash dividends                                           (70,000)           (71,000)           (59,000)
                                                         ---------          ---------          ---------
Net cash provided by (used in) financing activities        119,857              8,831            (12,861)

Effect of exchange rates on cash and cash equivalents       (2,977)              (113)               932
                                                         ---------          ---------          ---------
Net increase in cash and cash equivalents                   27,794             43,134             13,478

Cash and cash equivalents at beginning of year              71,915             28,781             15,303
                                                         ---------          ---------          ---------

Cash and cash equivalents at end of year                 $  99,709          $  71,915          $  28,781
                                                         =========          =========          =========


                See Notes to Consolidated Financial Statements

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

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 1997, 1996 and 1995, MIC absorbed a gain of $504, a loss of $46, and a gain of $934, respectively.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3. Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 5% of consolidated lease revenues. Each lease involves one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 1997 for newly-manufactured cars was approximately seven years. The average term of leases entered into during 1997 for used tank cars and other railcars was approximately four years. Under the terms of most of the leases the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future rentals to be received on railcar leases at December 31, 1997, are as follows:

                                  Direct
                                 Financing         Operating
                                  Leases             Leases             Total
                                 ---------         ----------         ----------
      1998                        $ 3,766          $  409,615         $  413,381
      1999                          3,766             327,425            331,191
      2000                          3,972             245,719            249,691
      2001                          2,160             175,031            177,191
      2002                              -             118,856            118,856
      2003 and thereafter               -             286,757            286,757
                                  -------          ----------         ----------
        Totals                    $13,664          $1,563,403         $1,577,067
                                  =======          ==========         ==========



The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                                               December 31,
                                                            -------------------
                                                             1997        1996
                                                            -------     -------
      Minimum future lease rentals                          $13,664     $18,202
      Estimated residual values                               8,321       8,690
                                                            -------     -------
      Gross investment                                       21,985      26,892
      Less unearned income                                   (3,432)     (5,573)
                                                            -------     -------
      Net investment                                        $18,553     $21,319
                                                            =======     =======
      Classified as
        Railcar lease fleet (cost)                          $27,736     $28,966
        Less accumulated depreciation                        (9,183)     (7,647)
                                                            -------     -------
                                                            $18,553     $21,319
                                                            =======     =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. Railcar Lease Fleet and Fixed Assets

                                                        December 31,
                                              ---------------------------------
                                                 1997                  1996
                                              -----------           -----------
      Railcar lease fleet
        Gross cost                            $ 2,710,175           $ 2,523,608
        Less accumulated depreciation          (1,131,742)           (1,063,808)
                                              -----------           -----------
                                              $ 1,578,433           $ 1,459,800
                                              ===========           ===========

      Fixed assets, at cost
        Land                                  $     7,426           $     7,083
        Buildings and improvements                102,544                97,420
        Machinery and equipment                   250,482               227,299
                                              -----------           -----------
                                                  360,452               331,802
          Less accumulated depreciation          (197,143)             (183,915)
                                              -----------           -----------
                                              $   163,309           $   147,887
                                              ===========           ===========


5. Investment in Direct Financing Lease

In 1987 one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18 year period.

Minimum future rentals to be received on the lease are as follows at December 31, 1997:


      1998                           $ 4,233
      1999                             4,233
      2000                             5,860
      2001                             5,860
      2002                             5,860
      2003 and thereafter             17,581
                                     -------
          Total                      $43,627
                                     =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment is recoverable from future lease payments and estimated residual value, as follows:

                                                    December 31,
                                       --------------------------------------
                                              1997                  1996
                                       ----------------      ----------------
     Minimum future lease rentals              $ 43,627              $ 49,985
     Estimated residual value                    16,602                17,338
                                       ----------------      ----------------

     Gross investment                            60,229                67,323
     Less unearned income                       (24,888)              (29,976)
                                       ----------------      ----------------
     Net investment                            $ 35,341              $ 37,347
                                       ================      ================

6. Lease Commitments

The Company as lessee has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:

                                                    December 31,
                                       --------------------------------------
                                              1997                  1996
                                       ----------------      ----------------
     Capitalized lease cost                     $16,264               $16,379
     Less accumulated depreciation               (8,520)               (8,067)
                                       ----------------      ----------------
                                                $ 7,744               $ 8,312
                                       ================      ================

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 1997, future minimum rental commitments for all noncancelable leases are as follows:

                                                                                Operating Leases
                                                                -----------------------------------------------
                                                Capitalized          Sale-            Other            Total
                                                   Leases          Leaseback        Operating        Operating
                                              -------------     -------------    -------------    -------------
  1998                                                $  84          $ 42,662           $2,167         $ 44,829
  1999                                                   84            41,704            1,968           43,672
  2000                                                   84            42,731            1,813           44,544
  2001                                                   84            46,489            1,686           48,175
  2002                                                   -             44,729              177           44,906
  2003 and thereafter                                    -            483,751               70          483,821
                                              -------------     -------------    -------------    -------------
                                                        336          $702,066           $7,881         $709,947
                                                                =============    =============    =============
  Less amount representing interest                    (104)
                                              -------------
  Present value of minimum lease payments               232
  Less current portion                                  (44)
                                              -------------
  Long-term obligation at December 31, 1997           $ 188
                                              =============

Minimum future sublease revenue to be received under existing capitalized and sale-leaseback leases as of December 31, 1997 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

                                                                  Sale-
                                          Capitalized           Leaseback
                                             Leases               Leases
                                       ----------------     ----------------
          1998                                   $2,519             $ 58,573
          1999                                    1,983               51,812
          2000                                    1,577               42,234
          2001                                    1,046               31,016
          2002                                     -                  22,188
          2003 and after                           -                  77,591
                                       ----------------     ----------------
                                                 $7,125             $283,414
                                       ================     ================

Sublease rentals recorded as revenue for the years ended December 31, 1997, 1996 and 1995 were $65,339, $60,194 and $38,730 respectively.

Rentals charged to costs and expenses were $48,101, $44,581, and $30,065 in 1997, 1996, and 1995, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Accrued Liabilities

                                                                               December 31,
                                                                       -----------------------------
                                                                         1997                 1996
                                                                       --------             --------
 Rent (relates primarily to the railcar lease fleet)                   $ 51,700             $ 47,929
 Amounts held on customers' accounts                                     28,768               24,216
 Interest                                                                18,079               13,817
 Deferred income                                                         16,572               15,988
 Retirement benefits                                                     16,292               16,268
 Minority interest in partnership                                        13,503               12,616
 Insurance                                                               11,840               11,087
 Other                                                                   39,365               38,944
                                                                       --------             --------
                                                                       $196,119             $180,865
                                                                       ========             ========

8.    Borrowed Debt

                                                                               December 31,
                                                                       -----------------------------
                                                                         1997                 1996
                                                                       --------             --------
 Equipment obligations, payable periodically through 2009 at
 6.50%-15.55% (average rate 8.73% as of  December 31, 1997
 and 8.81% as of December 31, 1996)                                    $501,989             $570,202

 Unsecured notes, due from 2004-2009 at 6.63%-7.45%  (average
 rate 7.14% as of December 31, 1997)                                    400,000                    -

 Senior notes, 9.75%, due in 1997                                             -              143,000

 Other long-term borrowings, payable periodically through
  December 31, 2005 (average rate of 12.20% as of
  December 31, 1997 and 1996)                                            23,049               25,430
                                                                       --------             --------
                                                                       $925,038             $738,632
                                                                       ========             ========

Equipment obligations are secured by railcars with an original cost of $1,246,207 and $1,296,329 at December 31, 1997 and 1996, respectively. The above equipment obligations include $232 and $1,589 of capitalized leases at December 31, 1997 and 1996, respectively.

The Company issued the following notes in 1997, none of which are redeemable or subject to a sinking fund:

(1) In December the Company issued $50,000 in unsecured notes due in January, 2008. The notes bear interest at 6.68% per annum, payable semi-annually, commencing in March, 1998.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) In October the Company issued $30,000 and $20,000 in unsecured notes due in October, 2004 and 2007, respectively. The notes bear interest at 6.63% and 6.75%, respectively per annum, payable semi-annually commencing in March, 1998.

(3) In June the Company issued $150,000 in unsecured notes due in June, 2009. The notes bear interest at 7.45% per annum, payable semi-annually commencing in December, 1997.

(4) In January the Company issued $150,000 in unsecured notes due in February, 2007. The notes bear interest at 7.125% per annum, payable semi-annually commencing in August, 1997.

The Company's Canadian subsidiaries have approximately $12,932 of credit lines available on a no-charge basis. No amounts were outstanding as of December 31, 1997 and 1996.

Maturities of debt obligations for the years 1998 - 2002 are $304,418, as follows: $66,382 in 1998, $62,498 in 1999, $61,234 in 2000, $60,882 in 2001 and
$53,422 in 2002.

The estimated fair value of borrowed debt is as follows:

                                                                 December 31,
                                                         -----------------------------
                                                           1997                 1996
                                                         --------             --------
          Equipment obligations                          $536,235             $615,586
          Unsecured notes                                 417,177                    -
          Senior notes                                          -              145,844
          Other long-term borrowings                       27,784               32,357
                                                         --------             --------
                                                         $981,196             $793,787
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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following summarizes the provision for income taxes:

                                                          1997           1996          1995
                                                        -------        -------        -------
     State
      Current                                           $ 1,221        $   715        $   455
      Deferred                                              860            493            598
     Federal
      Current                                            30,417         35,103         24,288
      Deferred and investment tax credit                  9,212          4,513          5,706
     Foreign
      Current                                            20,089         20,560         17,858
      Deferred and investment tax credit                 (4,680)        (1,778)        (2,877)
                                                        -------        -------        -------
        Total                                           $57,119        $59,606        $46,028
                                                        =======        =======        =======

In 1997, 1996, and 1995 the Company paid foreign withholding taxes of $1,481, $844, and $1,628, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

                                                         1997           1996            1995
                                                       --------       --------        --------
     Domestic                                          $125,309       $120,348        $ 96,844
     Foreign                                             33,060         41,841          33,649
                                                       --------       --------        --------
        Total                                          $158,369       $162,189        $130,493
                                                       ========       ========        ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax effects of significant items which resulted in effective tax rates of 36.1% in 1997, 36.8% in 1996, and 35.3% in 1995 follow:

                                                            1997             1996             1995
                                                          -------          -------          -------
   Federal income taxes at 35% statutory rate             $55,429          $56,766          $45,673
   Increase (decrease) resulting from:
     Amortization of investment tax credits                (2,275)          (2,378)          (2,546)
     State income taxes, net of federal income
      tax benefit                                           1,654              958              894
     Excess tax provided on foreign income                  3,624            3,303            1,292
     Other, net                                            (1,313)             957              715
                                                          -------          -------          -------
       Total income taxes                                 $57,119          $59,606          $46,028
                                                          =======          =======          =======

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefited.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The December 31, 1997 and 1996 net deferred income tax liabilities of $494,871 and $493,537 shown in the accompanying consolidated balance sheet are composed of $515,207 and $510,456 in deferred tax liabilities and deferred investment tax credits of $17,904 and 20,446, partially offset by $38,240 and $37,365 in deferred tax assets, respectively. These deferred income tax assets and (liabilities) result from the following temporary differences:

                                                                     1997                  1996
                                                                   ---------             ---------
          Excess of tax over book depreciation                     $(480,024)            $(475,952)
          Other                                                      (35,183)              (34,504)
                                                                   ---------             ---------
              Gross liabilities                                     (515,207)             (510,456)


          Expenses per books not yet deductible for tax               16,036                17,466
          Other                                                       22,204                19,899
                                                                   ---------             ---------
              Gross assets                                            38,240                37,365

          Deferred investment tax credits                            (17,904)              (20,446)
                                                                   ---------             ---------
          Net deferred income tax liability                        $(494,871)            $(493,537)
                                                                   =========             =========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next eleven years) in the gross amount of $7,200 These assets have been assigned a 100% valuation reserve due to significant uncertainty as to ultimate realizability. There have been no changes in any asset valuation reserves for the year ended December 31, 1997.

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

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 1997, 1996 and 1995 was $6,830, $6,269 and $6,542,
respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 1997, the Company's defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan (income) expense was ($59), $56 and $320 for 1997, 1996 and 1995, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $2,344 and $2,941 at December 31, 1997 and 1996, respectively.

12.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 1997 and 1996, the liability for postretirement health care and life insurance benefits was $3,937 and $3,628 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $333, $363 and $326 in 1997, 1996, and 1995, respectively.

13.  Other Income

                                                          1997          1996          1995
                                                        -------       -------       -------
 Interest income                                        $13,234       $11,076       $13,251
 Earned income on direct financing leases                 6,311         6,726         6,913
 Gain on sale of fixed assets                               102         9,784           160
 Fees received in connection with the termination
  of a proposed acquisition by a subsidiary                   -         2,646             -
 Minority interest in net income                           (887)         (912)         (896)
 Other                                                     (461)         (404)          179
                                                        -------       -------       -------
                                                        $18,299       $28,916       $19,607
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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.  Summarized Financial Information of Procor Limited

Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                             December 31,
                                                      --------------------------
                                                        1997              1996
                                                      --------          --------
          Balance Sheet:
           Railcar lease fleet, net                   $189,814          $213,644
           All other assets                            215,403           188,175
           Borrowed debt                               121,009           134,861
           All other liabilities                       158,143           153,872

                                               Years Ended December 31,
                                    --------------------------------------------
                                      1997              1996              1995
                                    --------          --------          --------
          Statement of Income:
           Services and net sales   $111,856          $122,669          $132,861
           Gross profit               39,292            38,574            41,054
           Net income                 18,377            15,951            14,878

Services and net sales in 1997, 1996 and 1995 includes $18,795, $21,982 and $24,315, respectively, representing the sale of railcars to the Procor Limited's parent.

16.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.

                                    Interest          Management          Insurance
                                     Income             Expense            Billed
                                    --------          ----------          ---------
          1997                       $ 9,350            $4,415            $2,222
          1996                         8,365             4,428             2,385
          1995                        11,625             4,378             2,755

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $170,550 and $96,454 at December 31, 1997 and 1996, respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in receivables of $7,155 and $14,715 at December 31, 1997 and 1996, respectively, that are included in advances to parent company.

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

Included in the preceding table as insurance billed are $896 in 1997, $907 in 1996 and $1,071 in 1995 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 1986, the Company entered into a partnership with an affiliate for the purpose of purchasing used railcars. The Company's investment as of December 31, 1997 and 1996 was $54,014 and $50,464, respectively, which represents 80% ownership in this partnership. The minority partner's interest in the partnership at December 31, 1997 and 1996 is $13,503 and $12,616, respectively, which is included in accrued liabilities. The minority interest in income, $887, $912 and $896 for the years ended December 31, 1997, 1996 and 1995, respectively, is reflected in other income.

17.  Derivative Financial Instruments

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $1,500 at December 31, 1997. No foreign currency contracts were outstanding at December 31, 1996.

18.  Quarterly Data (Unaudited)

                                                                    Three Months Ended
                                           --------------------------------------------------------------------
                                            March 31            June 30             Sept. 30            Dec. 31
                                            --------            -------             --------            -------
1997
  Net sales and services revenues          $185,916            $211,908            $213,076            $231,454
  Cost of sales and services                120,185             144,786             145,247             158,882
                                           --------            --------            --------            --------
  Gross profit                               65,731              67,122              67,829              72,572

  Net income                               $ 23,630            $ 24,402            $ 24,130            $ 29,088
                                           ========            ========            ========            ========



1996
  Net sales and services revenues          $148,687            $172,404            $173,228            $186,323
  Cost of sales and services                 85,227             107,405             107,563             117,938
                                           --------            --------            --------            --------
  Gross profit                               63,460              64,999              65,665              68,385

  Net income                               $ 22,643            $ 29,541            $ 24,543            $ 25,856
                                           ========            ========            ========            ========



1995
  Net sales and services revenues          $165,942            $167,358            $204,361            $188,051
  Cost of sales and services                105,989             105,827             140,655             125,546
                                           --------            --------            --------            --------
  Gross profit                               59,953              61,531              63,706              62,505

Net income                                 $ 19,064            $ 20,117            $ 19,648            $ 25,636
                                           ========            ========            ========            ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


19.  Supplementary Disclosures of Cash Flow Information

                                                                 For the Year Ended December 31,
                                                       ----------------------------------------------------
                                                         1997                  1996                  1995
                                                       --------              --------              --------
Changes in operating assets and liabilities:
  Accounts receivable                                  $ 1,419               $(4,122)              $   259
  Inventories                                           (5,923)                2,126                (2,657)
  Prepaid expenses and deferred charges                    (41)               (5,652)                1,114
  Accounts payable and accrued liabilities               4,679                25,854                19,792
                                                       -------               -------               -------
                                                       $   134               $18,206               $18,508
                                                       =======               =======               =======


Cash paid during the year for:
  Interest (net of amount capitalized)                 $72,647               $72,178               $81,792
  Income taxes                                          54,233                53,974                41,723



Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the increase in advance to parent.

20.  Industry Segment Information

The Company's industry and geographic data are found under the "Segment Data" caption of Item 1 of this Form 10-K. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

21.  Subsequent Event

In February 1998, the Company prepaid $42,453 principal amount of high coupon equipment trust certificates at par.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                       First Elected
       Name                  Age                 Positions or Offices                  to Position
-----------------            ---        ---------------------------------------        -------------
Kenneth P. Fischl             48        Manager - Tank Car Marketing
                                         and Administration                                 1979
                                        Vice President Fleet Management                     1981
                                        Vice President                                      1992
                                        Executive Vice President and
                                         General Manager Tank Car Division                  1992
                                        President Tank Car Division                         1993
                                        Director                                            1994

Mark J. Garrette              44        Vice President Tank Car Division                    1994
                                        Vice President and Senior Vice President            1994
                                         and Controller, Tank Car Division

Robert C. Gluth               73        Director                                            1981
                                        Executive Vice President                            1981
                                         and served as Treasurer between
                                         February, 1986 and January, 1987
                                         and since October, 1989

Jay A. Pritzker               75        Director                                            1981
                                        Chairman of the Board                               1981

Robert A. Pritzker            71        Director                                            1981
                                        President                                           1981

Robert W. Webb                58        General Counsel                                     1986
                                        Secretary                                           1986


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

ITEM 11.  EXECUTIVE COMPENSATION

Kenneth P. Fischl, Vice President, and Mark J. Garrette, Vice President, were the only executive officers of the Company who in the year ended December 31, 1997, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 1997 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, have been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Fischl and Mr. Garrette:

                          Summary Compensation Table

                                                           Annual Compensation
                                              ---------------------------------------------            All Other
Name and Principal Position                   Year              Salary                Bonus          Compensation*
---------------------------                   ----             --------              -------         ------------
Kenneth P. Fischl,
  Director and Vice President of              1997             $267,000             $72,000             $31,500
  the Company and President and               1996              225,500              65,000              25,100
  General Manager of the Tank                 1995              207,400              55,000              22,900
  Car Division

Mark J. Garrette,
  Vice President of the Company               1997              164,400              32,000              18,300
  and Senior Vice President of the            1996              156,100              29,000              16,000
  Tank Car Division                           1995              149,000              18,000               6,500



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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


                                                                           Page
                                                                           ----
a) 1.  Financial Statements -

           Consolidated statement of income for each of the three years in the period ended December 31, 1997.......................... 18
           Consolidated balance sheet - December 31, 1997 and 1996......... 19
           Consolidated statement of stockholder's equity for each of the three years in the period ended December 31, 1997.......... 20
           Consolidated statement of cash flows for each of the three years in the period ended December 31, 1997.................... 21
           Notes to consolidated financial statements...................... 22

   2.  Index to Exhibits................................................... 44

b)   Reports on Form 8-K

     On October 31, 1997, the Company filed a report Form 8-K disclosing that on September 30, 1997 the Company had entered into a Selling Agency Agreement with Salomon Brothers Inc and Morgan Stanley & Co. Incorporated relating to the issuance and sale by the Company of up to $100,000,000 principal amount of Medium-Term Notes, Series A.

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


                            UNION TANK CAR COMPANY
                                 (Registrant)


                            By: /s/ Robert C. Gluth
                                -------------------
                                Robert C. Gluth
                            Executive Vice President,
                             Director and Treasurer

Dated: March 11, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title                      Date
------------------------    ------------------------------    --------------
  /s/ Jay A. Pritzker       Chairman of the Board             March 11, 1998
------------------------     and Director
      Jay A. Pritzker

  /s/ Robert A. Pritzker    President and Director            March 11, 1998
------------------------     (principal executive officer)
      Robert A. Pritzker

  /s/ Robert C. Gluth       Executive Vice President,         March 11, 1998
------------------------     Director and Treasurer
      Robert C. Gluth        (principal financial officer
                             and principal accounting
                             officer)

  /s/ Kenneth P. Fischl     Director and President, Tank      March 11, 1998
------------------------     Car Division
      Kenneth P. Fischl

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

Exhibit 12     Statements re computation of ratios
                 The computation of the Ratio of Earnings to Fixed Charges
                 (summarized in Note 14 to the consolidated financial
                 statements)............................................................... 45

Exhibit 21    Subsidiaries of the registrant............................................... 46

Exhibit 23    Consent of Ernst & Young LLP, Independent Auditors........................... 47

Exhibit 27    Financial Data Schedule (submitted with the electronic filing of this document)

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.