Form 10-Q
period 1998-03-31
UNION TANK CAR CO
filed 1998-05-14
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ X ]           OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

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

                                                                           Page
                                                                           ----
Part I. Financial Information

        Item 1.

                 Condensed consolidated statement of income -
                  three months ended March 31, 1998 and 1997                 3

                 Condensed consolidated balance sheet -
                  March 31, 1998 and December 31, 1997                       4

                 Condensed consolidated statement of cash flows -
                  three months ended March 31, 1998 and 1997                 5

                 Notes to condensed consolidated financial statements      6 - 7

        Item 2.

                 Management's Discussion and Analysis
                  of Financial Condition and Results of Operations           8

Part II. Other Information

        Item 1.

                 Legal Proceedings                                           9

        Item 6.

                 Exhibits and Reports on Form 8-K                            9

Signatures                                                                  10

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                           -------------------------------------------
                                                                   1998                    1997
                                                           -------------------     -------------------

Revenues
   Services (leasing and other)                                       $142,237                $136,333
   Net sales                                                            53,377                  49,583
                                                           -------------------     -------------------

                                                                       195,614                 185,916
Other income                                                            10,323                   4,632
                                                           -------------------     -------------------

                                                                       205,937                 190,548
Costs and expenses
   Cost of services                                                     78,288                  77,210
   Cost of sales                                                        44,517                  42,975
   General and administrative                                           14,812                  13,965
   Interest                                                             18,615                  19,045
                                                           -------------------     -------------------
                                                                       156,232                 153,195
                                                           -------------------     -------------------

Income before income taxes                                              49,705                  37,353

Provision for income taxes
   Current                                                              19,222                  10,978
   Deferred                                                                 60                   2,745
                                                           -------------------     -------------------
                                                                        19,282                  13,723
                                                           -------------------     -------------------
Net income                                                            $ 30,423                $ 23,630
                                                           ===================     ===================


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 March 31,             December 31,
                                                                   1998                    1997
                                                           -------------------     -------------------
Assets
------

Cash and cash equivalents                                           $  101,387              $   99,709
Accounts receivable, primarily due within one year                      69,539                  72,959
Inventories                                                             74,813                  71,395
Prepaid expenses and deferred charges                                   13,047                  13,675
Advances to parent company,
    principally at LIBOR plus 1%                                       181,819                 177,705
Railcar lease fleet, net                                             1,527,992               1,578,433
Fixed assets, net                                                      163,364                 163,309
Investment in aircraft direct financing lease                           35,527                  35,341
Other assets                                                            16,872                  17,138
                                                           -------------------     -------------------
      Total assets                                                  $2,184,360              $2,229,664
                                                           ===================     ===================


Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                    $   22,992              $   18,636
Accrued liabilities                                                    188,614                 196,119
Borrowed debt, including $56,841 due within
    one year ($66,382 at December 31, 1997)                            872,620                 925,038
                                                           -------------------     -------------------

                                                                     1,084,226               1,139,793


Deferred income taxes and investment tax credits                       495,711                 494,871


Stockholder's equity
  Common stock and additional capital                                  113,035                 113,035
  Retained earnings                                                    491,388                 481,965
                                                           -------------------     -------------------
    Total stockholder's equity                                         604,423                 595,000
                                                           -------------------     -------------------
      Total liabilities, deferred items and
               stockholder's equity                                 $2,184,360              $2,229,664
                                                           ===================     ===================


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                 ---------------------------------------
                                                                        1998                   1997
                                                                 ----------------      -----------------

Cash flows from operating activities:
  Net income                                                             $ 30,423              $  23,630
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                       30,059                 27,325
       Deferred taxes                                                          60                  2,745
       Gain on disposition of railcars and other fixed assets                (603)                  (350)
       Other non-cash income and expenses                                     314                    714
       Changes in assets and liabilities:
         Accounts receivable                                                2,586                   (256)
         Inventories                                                       (3,850)                (3,219)
         Prepaid expenses and deferred charges                                603                  2,399
         Accounts payable and accrued expenses                             (8,903)               (15,174)
                                                                 ----------------      -----------------
Net cash provided by operating activities                                  50,689                 37,814

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets            (60,375)               (44,262)
  Increase in advance to parent                                            (5,687)              (115,988)
  Increase in other assets                                                      -                   (235)
  Proceeds from disposals of railcars and other fixed assets                1,585                  1,516
                                                                 ----------------      -----------------
Net cash used in investing activities                                     (64,477)              (158,969)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                       -                150,000
  Proceeds from sale-leaseback transaction                                 88,570                      -
  Principal payments of borrowed debt                                     (52,953)               (11,472)
  Cash dividends                                                          (21,000)               (16,000)
                                                                 ----------------      -----------------
Net cash provided by financing activities                                  14,617                122,528

Effect of exchange rates on cash and cash equivalents                         849                   (768)
                                                                 ----------------      -----------------
Net increase in cash and cash equivalents                                   1,678                    605

Cash and cash equivalents at beginning of year                             99,709                 71,915
                                                                 ----------------      -----------------
Cash and cash equivalents at end of period                               $101,387              $  72,520
                                                                 ================      =================
Cash paid during the period for:
  Interest (net of amount capitalized)                                   $ 19,199              $  10,801
  Income taxes                                                             19,646                 15,508

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report on Form 10-K.

    The 1998 interim results presented herein are not necessarily indicative of the results of operations for the full year 1998.

3. As more fully described in the Company's 1997 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 1998 and 1997, Marmon Industrial absorbed losses of $266 and $19, respectively.

6. The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $1,000 at March 31, 1998 and $1,500 at December 31, 1997.

7. Summarized Financial Information of Procor Limited

   Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                                    March 31,             December 31,
                                                                      1998                    1997
                                                              -------------------     -------------------

   Balance Sheet:
     Railcar lease fleet, net                                            $187,830                $189,814
     All other assets                                                     218,248                 215,403
     Borrowed debt                                                        116,753                 121,009
     All other liabilities                                                158,577                 158,143

                                                                          Three Months Ended
                                                                               March 31,
                                                              -------------------------------------------
                                                                      1998                    1997
                                                              -------------------     -------------------

   Statement of Income:
       Services and net sales                                             $26,654                 $22,878
       Gross profit                                                         9,201                   8,548
       Net income                                                           3,554                   3,128

8. In March 1998, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $88,570 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on (i) January 2, 2009, (ii) March 30, 2014 (the base term lease expiration date) and (iii) March 30, 2021 (the end of the optional lease renewal term).

9. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective for fiscal years beginning after December 15, 1997. The Company has no items of other comprehensive income present and therefore SFAS 130 does not apply to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
1st Quarter 1998 versus 1997
----------------------------

Service revenues increased $5.9 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $3.8 million. Slightly more than half of the increase resulted from the Company's sulphur service processing operations with the remaining increase primarily due to increased fastener sales.

Other income increased $5.7 million primarily due to the sale of certain rights retained as a condition of the May 1996 sale of a storage facility used in the liquefied petroleum gas storage operations.

Income tax provision as a percentage of income before income taxes increased primarily due to a higher effective foreign tax rate.

Financial Condition
-------------------
1998 versus 1997
----------------

Operating activities provided $50.7 million of cash. These funds, along with the proceeds from the sale-leaseback transaction were used to provide financing for railcar additions, service borrowed debt obligations and pay a dividend to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

                          PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of certain environmental matters.


Item 6.  Exhibits and Reports on Form 8-K

     b. No report on Form 8-K was filed during the quarter ended March 31, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated: May 8, 1998                    /s/ R.C. Gluth
                                      ------------------------------
                                          R.C. Gluth
                                      Executive Vice President,
                                        Director and Treasurer
                                        (principal financial officer
                                        and principal accounting
                                        officer)