Form 10-Q
period 1998-06-30
UNION TANK CAR CO
filed 1998-08-12
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ X ]          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]          OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from  ________ to  ________

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


                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1.

               Condensed consolidated statement of income -
                three and six month periods ended
                June 30, 1998 and 1997                                         3

               Condensed consolidated balance sheet -
                June 30, 1998 and December 31, 1997                            4

               Condensed consolidated statement of cash flows -
                six months ended June 30, 1998 and 1997                        5

               Notes to condensed consolidated financial statements        6 - 7

     Item 2.

               Management's Discussion and Analysis
                of Financial Condition and Results of Operations               8

Part II. Other Information

     Item 1.

               Legal Proceedings                                               9

     Item 5.

               Other Information                                               9

     Item 6.

               Exhibits and Reports on Form 8-K                                9

Signatures                                                                    10

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                            Three Months Ended                      Six Months Ended
                                                 June 30,                               June 30,
                                    --------------------------------       --------------------------------
                                          1998              1997                 1998              1997
                                    --------------    --------------       --------------    --------------

Revenues
   Services (leasing and other)           $143,819          $140,412             $286,056          $276,745
   Net sales                                71,211            71,496              124,588           121,079
                                    --------------    --------------       --------------    --------------

                                           215,030           211,908              410,644           397,824
Other income                                 4,607             4,538               14,930             9,170
                                    --------------    --------------       --------------    --------------

                                           219,637           216,446              425,574           406,994
Costs and expenses
   Cost of services                         80,851            82,088              159,139           159,298
   Cost of sales                            60,074            62,698              104,591           105,673
   General and administrative               15,334            14,664               30,146            28,629
   Interest                                 17,748            19,400               36,363            38,445
                                    --------------    --------------       --------------    --------------
                                           174,007           178,850              330,239           332,045
                                    --------------    --------------       --------------    --------------

Income before income taxes                  45,630            37,596               95,335            74,949

Provision for income taxes
   Current                                  10,183            12,573               29,405            23,551
   Deferred                                  7,971               621                8,031             3,366
                                    --------------    --------------       --------------    --------------
                                            18,154            13,194               37,436            26,917
                                    --------------    --------------       --------------    --------------
Net income                                $ 27,476          $ 24,402             $ 57,899          $ 48,032
                                    ==============    ==============       ==============    ==============

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                     June 30,              December 31,
                                                                       1998                   1997
                                                                    ----------             ------------
Assets
------

Cash and cash equivalents                                           $   93,402              $   99,709
Accounts receivable, primarily due within one year                      78,078                  72,959
Inventories                                                             88,779                  71,395
Prepaid expenses and deferred charges                                   14,259                  13,675
Advances to parent company,
    principally at LIBOR plus 1%                                       165,539                 177,705
Railcar lease fleet, net                                             1,538,184               1,578,433
Fixed assets, net                                                      165,651                 163,309
Investment in aircraft direct financing lease                           34,204                  35,341
Other assets                                                            30,147                  17,138
                                                                    ----------              ----------
      Total assets                                                  $2,208,243              $2,229,664
                                                                    ==========              ==========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                    $   20,925              $   18,636
Accrued liabilities                                                    249,929                 196,119
Borrowed debt, including $108,666 due within
    one year ($66,382 at December 31, 1997)                            886,840                 925,038
                                                                    ----------              ----------
                                                                     1,157,694               1,139,793


Deferred income taxes and investment tax credits                       437,650                 494,871


Stockholder's equity
  Common stock and additional capital                                  113,035                 113,035
  Retained earnings                                                    499,864                 481,965
                                                                    ----------              ----------
    Total stockholder's equity                                         612,899                 595,000
                                                                    ----------              ----------
      Total liabilities, deferred items and                         $2,208,243              $2,229,664
               stockholder's equity                                 ==========              ==========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                       1998            1997
                                                                     ---------      ---------

Cash flows from operating activities:
  Net income                                                         $  57,899      $  48,032
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                    60,538         55,032
       Deferred taxes                                                    8,031          3,366
       Gain on disposition of railcars and other fixed assets           (1,157)        (1,081)
       Other non-cash income and expenses                                  783          1,340
       Changes in assets and liabilities:
         Accounts receivable                                            (3,170)        (1,748)
         Inventories                                                   (15,080)          (503)
         Prepaid expenses and deferred charges                            (500)        (1,191)
         Accounts payable and accrued expenses                           1,431        (12,574)
                                                                     ---------      ---------
Net cash provided by operating activities                              108,775         90,673

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets        (114,410)      (135,767)
  Decrease (increase) in advance to parent                              17,522        (35,423)
  Net disposal of other assets                                             --           5,163
  Purchases of businesses, net of cash acquired                        (16,841)           --
  Proceeds from disposals of railcars and other fixed assets             3,165          3,221
                                                                     ---------      ---------
Net cash used in investing activities                                 (110,564)      (162,806)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                  --         300,000
  Proceeds from sale-leaseback transactions                            130,018            --
  Principal payments of borrowed debt                                  (91,990)      (186,698)
  Cash dividends                                                       (40,000)       (33,000)
                                                                     ---------      ---------
Net cash (used in) provided by financing activities                     (1,972)        80,302

Effect of exchange rates on cash and cash equivalents                   (2,546)          (576)
                                                                     ---------      ---------
Net (decrease) increase in cash and cash equivalents                    (6,307)         7,593

Cash and cash equivalents at beginning of year                          99,709         71,915
                                                                     ---------      ---------
Cash and cash equivalents at end of period                           $  93,402      $  79,508
                                                                     =========      =========
Cash paid during the period for:
  Interest (net of amount capitalized)                               $  37,643      $  38,445
  Income taxes                                                          27,495         27,649


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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 1998 and 1997, Marmon Industrial absorbed a gain of $800 and a loss of $11, respectively.

6. The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $5,024 at June 30, 1998 and $1,500 at December 31, 1997.

7. Summarized Financial Information of Procor Limited

   Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                                 June 30,              December 31,
                                                                   1998                    1997
                                                           -------------------     -------------------
Balance Sheet:
  Railcar lease fleet, net                                            $178,683                $189,814
  All other assets                                                     204,123                 215,403
  Borrowed debt                                                        100,371                 121,009
  All other liabilities                                                151,214                 158,143

                                            Three Months Ended                      Six Months Ended
                                                 June 30,                               June 30,
                                    --------------------------------       --------------------------------
                                          1998              1997                 1998              1997
                                    --------------    --------------       --------------    --------------

Statement of Income:
    Services and net sales                 $27,902           $27,876              $54,556           $50,754
    Gross profit                             8,265            10,104               17,466            18,652
    Net income                               5,037             4,106                8,591             7,234

8. In June and March 1998, the Company entered into sale-leaseback transactions with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $41,448 and $88,570, respectively, in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on (i) January 2, 2009, (ii) March 30, 2014 (the base term lease expiration date) and (iii) March 30, 2021 (the end of the optional lease renewal term).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
2nd Quarter 1998 versus 1997
----------------------------

Service revenues increased $3.4 million primarily due to the effect of railcars added to the lease fleet.

Income tax provision as a percentage of income before income taxes increased primarily due to a higher effective foreign tax rate.

Six Months 1998 versus 1997
---------------------------

Service revenues increased $9.3 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $3.5 million. The increase primarily resulted from the Company's sulphur service processing operations with the remaining increase primarily due to increased fastener sales.

Other income increased $5.8 million primarily due to the sale of certain rights retained as a condition of the May 1996 sale of a storage facility used in the liquefied petroleum gas storage operations.

Income tax provision as a percentage of income before income taxes increased primarily due to a higher effective foreign tax rate.

Financial Condition
-------------------
1998 versus 1997
----------------

Operating activities provided $108.8 million of cash. These funds, along with the proceeds from the sale-leaseback transactions and the collection of funds advanced to parent were used to provide financing for railcar additions, acquisition of businesses, service borrowed debt obligations and pay dividends to the Company's stockholder.

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

Item 5.  Other Information

         On April 29, 1998, approximately 9,600 metric tons of liquid sulphur flowed through a crack that unexpectedly developed in the bottom of a storage tank at a storage facility operated by a subsidiary of the Company in Rotterdam, Netherlands, onto its property and the property of its neighbors. Clean up operations are continuing. Based on available information, management of the Company does not anticipate that this matter will have a material adverse affect on the Company's results of operations, financial condition or business.

Item 6.  Exhibits and Reports on Form 8-K

     b.  Report on Form 8-K

         On April 29, 1998, the Company filed a report on Form 8-K disclosing that on March 18, 1998, the Company had entered into an Underwriting Agreement with Salomon Brothers Inc relating to the issuance and sale of $97,852,000 principal amount of Pass Through Certificates, Series 1998-A.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  August 12, 1998               /s/ R.C. Gluth
                                      -------------------------------
                                          R.C. Gluth

                                      Executive Vice President,
                                       Director and Treasurer
                                       (principal financial officer
                                       and principal accounting
                                       officer)