Form 10-Q
period 1998-09-30
UNION TANK CAR CO
filed 1998-11-13
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]             OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ ]             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

                            Yes    X       No
                                --------      --------

There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

Included in this filing are 12 pages, sequentially numbered in the bottom center of each page.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                     Page
                                                                     ----
Part I. Financial Information

     Item 1.

          Condensed consolidated statement of income -
           three and nine month periods ended
           September 30, 1998 and 1997                                 3

          Condensed consolidated balance sheet -
           September 30, 1998 and December 31, 1997                    4

          Condensed consolidated statement of cash flows -
           nine months ended September 30, 1998 and 1997               5

          Notes to condensed consolidated financial statements       6 - 7

     Item 2.

          Management's Discussion and Analysis
           of Financial Condition and Results of Operations          8 - 10


Part II. Other Information

     Item 1.

          Legal Proceedings                                            11

     Item 6.

          Exhibits and Reports on Form 8-K                             11


Signatures                                                             12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                          September 30,
                                          --------------------------             --------------------------
                                            1998              1997                 1998              1997
                                          --------          --------             --------          --------
Revenues
   Services (leasing and other)           $147,465          $141,054             $433,521          $417,799
   Net sales                                75,114            72,022              199,702           193,101
                                          --------          --------             --------          --------

                                           222,579           213,076              633,223           610,900
Other income                                 1,695             3,805               16,625            12,975
                                          --------          --------             --------          --------
                                           224,274           216,881              649,848           623,875
Costs and expenses
   Cost of services                         80,132            81,978              239,271           241,276
   Cost of sales                            63,423            63,269              168,014           168,942
   General and administrative               15,965            13,612               46,111            42,241
   Interest                                 18,068            18,140               54,431            56,585
                                          --------          --------             --------          --------
                                           177,588           176,999              507,827           509,044
                                          --------          --------             --------          --------

Income before income taxes                  46,686            39,882              142,021           114,831

Provision for income taxes
   Current                                  15,215            10,953               44,620            34,504
   Deferred                                  4,544             4,799               12,575             8,165
                                          --------          --------             --------          --------
                                            19,759            15,752               57,195            42,669
                                          --------          --------             --------          --------
Net income                                $ 26,927          $ 24,130             $ 84,826          $ 72,162
                                          ========          ========             ========          ========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                   September 30,           December 31,
                                                                       1998                    1997
                                                                   ------------            ------------
Assets
------

Cash and cash equivalents                                           $   56,883              $   99,709
Accounts receivable, primarily due within one year                      99,977                  72,959
Inventories                                                             93,641                  71,395
Prepaid expenses and deferred charges                                   13,528                  13,675
Advances to parent company,
    principally at LIBOR plus 1%                                       169,457                 177,705
Railcar lease fleet, net                                             1,557,661               1,578,433
Fixed assets, net                                                      168,727                 163,309
Investment in aircraft direct financing lease                           32,688                  35,341
Other assets                                                            31,623                  17,138
                                                                    ----------              ----------
      Total assets                                                  $2,224,185              $2,229,664
                                                                    ==========              ==========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                    $   23,943              $   18,636
Accrued liabilities                                                    240,031                 196,119
Borrowed debt, including $76,484 due within
    one year ($66,382 at December 31, 1997)                            901,119                 925,038
                                                                    ----------              ----------
                                                                     1,165,093               1,139,793

Deferred income taxes and investment tax credits                       438,266                 494,871

Stockholder's equity
  Common stock and additional capital                                  113,035                 113,035
  Retained earnings                                                    507,791                 481,965
                                                                    ----------              ----------
    Total stockholder's equity                                         620,826                 595,000
                                                                    ----------              ----------
      Total liabilities, deferred items and
            stockholder's equity                                    $2,224,185              $2,229,664
                                                                    ==========              ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                            1998                  1997
                                                                         ---------             ---------
Cash flows from operating activities:
  Net income                                                             $  84,826             $  72,162
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                        90,780                83,785
       Deferred taxes                                                       12,575                 8,165
       Gain on disposition of railcars and other fixed assets               (1,752)               (1,971)
       Other non-cash income and expenses                                    1,308                 1,828
       Changes in assets and liabilities:
         Accounts receivable                                               (18,558)                  103
         Inventories                                                       (15,835)              (15,825)
         Prepaid expenses and deferred charges                                 695                (2,171)
         Accounts payable and accrued expenses                              (9,365)              (12,767)
                                                                         ---------             ---------
Net cash provided by operating activities                                  144,674               133,309

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets            (189,115)             (198,731)
  Decrease in advance to parent                                             20,082                26,717
  Net disposal of other assets                                                   -                12,413
  Purchases of businesses, net of cash acquired                            (21,989)                    -
  Proceeds from disposals of railcars and other fixed assets                14,430                 4,898
                                                                         ---------             ---------
Net cash used in investing activities                                     (176,592)             (154,703)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                   80,550               300,000
  Proceeds from sale-leaseback transactions                                130,018                     -
  Principal payments of borrowed debt                                     (155,970)             (195,611)
  Cash dividends                                                           (59,000)              (50,000)
                                                                         ---------             ---------
Net cash (used in) provided by financing activities                         (4,402)               54,389

Effect of exchange rates on cash and cash equivalents                       (6,506)                 (576)
                                                                         ---------             ---------
Net (decrease) increase in cash and cash equivalents                       (42,826)               32,419

Cash and cash equivalents at beginning of year                              99,709                71,915
                                                                         ---------             ---------
Cash and cash equivalents at end of period                               $  56,883             $ 104,334
                                                                         =========             =========
Cash paid during the period for:
  Interest (net of amount capitalized)                                   $  56,131             $  51,511
  Income taxes                                                              42,823                39,141


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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the nine months ended September 30, 1998 and 1997, Marmon Industrial absorbed a gain of $3,508 and a loss of $108, respectively.

6. The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $2,900 at September 30, 1998 and $1,500 at December 31, 1997.

7.   Summarized Financial Information of Procor Limited

     Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                                   September 30,            December 31,
                                                                       1998                     1997
                                                                   -------------            ------------
Balance Sheet:
  Railcar lease fleet, net                                            $168,105                $189,814
  All other assets                                                     168,712                 215,403
  Borrowed debt                                                         97,249                 121,009
  All other liabilities                                                112,805                 158,143


                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                          September 30,
                                           -------------------------              -------------------------
                                             1998              1997                 1998               1997
                                           -------           -------              -------            -------
Statement of Income:
    Services and net sales                 $29,111           $28,534              $83,667           $79,288
    Gross profit                            10,255            10,002               27,721            28,654
    Net income                               6,648             4,989               15,239            12,223

8. In August and September 1998, the Company issued an aggregate total of $80,000 principal amount of unsecured Medium-Term Notes. The notes bear interest at rates between 5.78% and 6.51% per year, with maturity ranging from three to ten years. Interest on $55,000 principal amount of notes issued in August 1998 will be payable semiannually on February 15 and August 15, commencing on February 15, 1999. Interest on $25,000 principal amount of notes issued in September 1998 will be payable semiannually on March 1 and September 1, commencing on March 1, 1999. The notes are non-redeemable and not subject to a sinking fund. Proceeds from sale of the notes are being used for general corporate purposes. These notes were issued pursuant to a registration statement filed by the Company with the Securities and Exchange Commission on January 28, 1998, covering an aggregate $300,000 of debt securities and pass through certificates which may be issued from time to time.


9.   Subsequent Event

     On October 1, 1998 the Company prepaid $24,512 principal amount of equipment obligations which had a 10.03% interest rate and were originally due semiannually through October 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
3rd Quarter 1998 versus 1997
----------------------------
Service revenues increased $6.4 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $3.1 million. The increase primarily resulted from the Company's sulphur service processing operations with the remaining increase primarily due to increased fastener sales, partially offset by lower sales of covered hopper railcars.

Income tax provision as a percentage of income before income taxes increased primarily due to a higher effective foreign tax rate.

Nine Months 1998 versus 1997
----------------------------
Service revenues increased $15.7 million primarily due to the effect of railcars added to the lease fleet.

Sales revenues increased $6.6 million. The increase primarily resulted from the Company's sulphur service processing operations with the remaining increase primarily due to increased fastener sales, partially offset by lower sales of covered hopper railcars.

Other income increased $3.7 million primarily due to the sale of certain rights retained as a condition of the May 1996 sale of a storage facility used in the liquefied petroleum gas storage operations.

Income tax provision as a percentage of income before income taxes increased primarily due to a higher effective foreign tax rate.

Financial Condition
-------------------
1998 versus 1997
----------------
Operating activities provided $144.7 million of cash. These funds, along with the proceeds from the sale-leaseback transactions, issuance of medium-term notes, and the collection of funds advanced to parent were used to provide financing for railcar additions, acquisition of businesses, service borrowed debt obligations and pay dividends to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term railcar financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

Year 2000 Program
-----------------
Because of the potential importance to the Company of Year 2000 questions, the Company has established a Year 2000 program to determine the Company's state of readiness and the costs that it anticipates it will have to incur in light of the possible problems.

Based on its assessment to date, the Company has determined that its information processing and delivery systems are not yet capable of handling certain Year 2000 processing tasks. The Company believes its Year 2000 program will mitigate any material Year 2000 risks. However, if this program is not implemented or completed on a timely basis, Year 2000 problems could have a material adverse impact on the operations of the Company.

The Company's Year 2000 program involves the following phases: assessment, remediation, testing, and final implementation. As part of the assessment phase, the Company reviewed its hardware, software, and operating systems to identify potential problems and to prioritize remedial actions to be taken. The Company reviewed the resources, both financial and personnel, necessary to address the Year 2000 problems, assigned responsibility for implementation of the Year 2000 program to a senior manager, and has provided for regular reporting and monitoring of the Year 2000 program by senior management.

The Company's Year 2000 assessment indicated that the Company's accounting, invoicing, general business and fleet management systems would be affected by Year 2000 problems. The Company has begun the necessary corrective work on these systems. This work is approximately 65% complete. The Company's timetable calls for this work to be substantially completed by December 31, 1998, with testing of the completed systems to be done by April 1, 1999.

The Company does not believe its main products (i.e., tank cars and other rail cars) have any material Year 2000 exposures. Therefore, the Company does not believe Year 2000 problems present a material exposure to the Company in this area.

Similarly, no material problems have been identified in connection with the Company's production machinery and equipment.

As part of its Year 2000 program, the Company has been gathering information about how Year 2000 issues might affect its significant suppliers. At this point, the Company does not know of any Year 2000 problem with any suppliers that could materially impact the Company's results of operations. However, the Company cannot be sure this will be true and the potential impact of any problems is difficult to determine.

The Company's systems interact directly with certain third parties, including financial institutions. The Company is working with these third parties to minimize any Year 2000 problems. The Company understands that these third parties are in the process of addressing their Year 2000 problems and that they believe their problems will be addressed on a timely basis.

The Company is using both in-house resources and outside consultants to implement the necessary changes required by its Year 2000 program. The total cost of the program is estimated to be $4.7 million, which will be funded from operating cash flow. So far the Company has spent approximately $2.0 million related to its Year 2000 program. Of this amount $1.5 million has been expensed and $.5 million has been capitalized. Of the remaining amount, approximately $1.7 million is expected to be capitalized with the rest being expensed.

While management of the Company believes that its Year 2000 program will be effective to resolve all material Year 2000 problems in a timely manner, the Company has not yet completed all phases of its program. If the Company does not complete its program or if the program is not completed on time, the Company could experience delays in taking customer orders, invoicing customers, and other fleet management work. In addition, disruptions in the general economy resulting from Year 2000 issues could materially adversely affect the Company. The amount of any potential liability or lost revenue from any of these cannot be reasonably estimated at this time.

At present the Company's Year 2000 program does not include contingency plans in the event that all phases of the Year 2000 program are not timely completed.
The Company will continue to evaluate the need for contingency plans as it implements its Year 2000 program.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of certain environmental matters.

          In connection with the investigation by the Pennsylvania Office of Attorney General ("OAG") and the Pennsylvania Department of Environmental Resources of alleged violations of the Pennsylvania Solid Waste Management Act ("Act") at the Company's railcar repair facility in Altoona, Pennsylvania, the Company and OAG have reached a plea agreement which is currently scheduled to be entered on November 20, 1998, subject to the approval of the Court of Common Pleas of Blair County, Pennsylvania.

          The agreement provides that the Company will be charged with four third-degree misdemeanor violations of the Act and that the Company will make contributions totaling $455,735 to three local government agencies, will remediate the site, will reimburse $82,077 in investigation and grand jury costs, will be placed on probation for a period to be determined by the Court, and will cooperate with the OAG's continuing investigation.


Item 6.   Exhibits and Reports on Form 8-K

     b.   Report on Form 8-K

          On August 26, 1998, the Company filed a report on Form 8-K disclosing that on August 12, 1998, the Company had entered into a Selling Agency Agreement with Morgan Stanley & Co. Incorporated relating to the issuance and sale of up to $55,000,000 principal amount of Medium-Term Notes, Series B.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  November 13, 1998             /s/ R.C. Gluth
                                      ------------------------------------------
                                          R.C. Gluth
                                      Executive Vice President,
                                        Director and Treasurer
                                        (principal financial officer
                                        and principal accounting
                                        officer)