Form 10-K
period 1998-12-31
UNION TANK CAR CO
filed 1999-03-25
CIK 100923

                                                                            1998
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     [X]               SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     [ ]                SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from            to

                        Commission file number:  1-5666

                            UNION TANK CAR COMPANY
            (Exact name of registrant as specified in its charter)

              Delaware                                          36-3104688
              --------                                          ----------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

225 W. Washington Street, Chicago, Illinois                             60606
-------------------------------------------                             -----
 (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code:  (312) 372-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
             Title of Each Class                            Which Registered
             -------------------                          --------------------
                    None                                            -

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

                            UNION TANK CAR COMPANY

                                   FORM 10-K

                         Year Ended December 31, 1998

                                   CONTENTS

Section                                                                                                          Page
-------                                                                                                          ----
Part I.
     Item 1        Business......................................................................................   2
     Item 2        Properties....................................................................................   9
     Item 3        Legal Proceedings.............................................................................  10
     Item 4        Submission of Matters to a Vote of Security Holders...........................................  10

Part II.
     Item 5        Market for Registrant's Common Equity
                     and Related Stockholder Matters.............................................................  11
     Item 6        Selected Financial Data.......................................................................  11
     Item 7        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................................................  11
     Item 7A       Disclosures about Market Risk.................................................................  16
     Item 8        Financial Statements and Supplementary Data...................................................  16
     Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................  37

Part III.
     Item 10       Directors and Executive Officers of the Registrant............................................  37
     Item 11       Executive Compensation........................................................................  39
     Item 12       Security Ownership of Certain Beneficial Owners and Management................................  40
     Item 13       Certain Relationships and Related Transactions................................................  40

Part IV.
     Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................  41

Signatures         ..............................................................................................  42

                                    PART I

ITEM 1.   BUSINESS

General

UNION TANK CAR COMPANY (with its wholly-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly-owned subsidiary of Marmon Industrial LLC, a wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

As of December 31, 1998, the Company's fleet was comprised of 60,573 tank cars and 16,001 railway cars of other types. A total of 31,132 cars were added to the lease fleet during the ten years ended December 31, 1998. These cars accounted for approximately 41% of total railcar lease revenues during 1998. Most of the Company's cars were built by the Company or to its specifications and the balance was purchased from other sources.

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

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and for periods ranging from one to twenty years. The average term of leases entered into during 1998 for newly-manufactured railcars was approximately six years. The average term of leases entered into during 1998 for used tank cars and other railcars was approximately four years. Under the terms of most leases the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads. The Company markets its cars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum utilization of the North American lease fleets, the Company maintains fleet data processing systems which contain information relative to each car, including its mechanical specifications, maintenance and repair data and lease terms.

The Company employs a variety of methods to meet its railcar financing needs. During 1998 the Company entered into a sale-leaseback transaction for $130.0 million and issued $80.0 million of unsecured notes. Prior to 1994, the Company had relied primarily on equipment trust certificates to finance railcar lease fleet additions. The Company expects that future railcar financing needs will be met primarily with a combination of secured and unsecured borrowings and sale-leaseback transactions.

Approximately 27% of the Company-owned fleet of railcars is pledged to secure equipment obligations. The remaining cars are free of liens.

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

The Company's facilities for manufacturing and assembling tank cars are located in East Chicago, Indiana; Oakville, Ontario, Canada; and Sheldon, Texas. The Company also operates the largest network of shops in North America for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites. The principal shops are located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Longview and Sheldon, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan.

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

Other Railway Equipment and Services

A subsidiary of the Company manufactures mobile railcar moving vehicles for in-plant and yard switching and provides contract switching services to companies with on-site rail yards.

Segment Information

The principal activity of the Company's primary industry segment is railcar leasing, services and sales. Other activities of the Company, as described above, plus corporate headquarters items, are shown as All Other in the following table:

                                                                                                  Consolidated
                                                         Railcar             All Other               Totals
                                                     ----------------     -----------------     -----------------
                                                                        (Dollars in Millions)
  1998
  ----
  Revenues from external customers                           $ 715.3               $ 161.3               $ 876.6
  Interest income                                                0.1                  13.2                  13.3
  Interest expense                                              70.5                   0.6                  71.1
  Depreciation and amortization                                113.3                   8.7                 122.0
  Income before income taxes                                   175.3                  25.6                 200.9
  Segment assets                                             1,992.5                 219.7               2,212.2
  Expenditures for long-lived assets                           254.3                   4.7                 259.0


  1997
  ----
  Revenues from external customers                           $ 710.0               $ 132.4               $ 842.4
  Interest income                                                0.2                  13.0                  13.2
  Interest expense                                              74.7                   0.7                  75.4
  Depreciation and amortization                                107.9                   5.8                 113.7
  Income before income taxes                                   142.4                  16.0                 158.4
  Segment assets                                             1,897.9                 331.8               2,229.7
  Expenditures for long-lived assets                           253.6                   7.7                 261.3


  1996
  ----
  Revenues from external customers                           $ 560.8               $ 119.8               $ 680.6
  Interest income                                                0.5                  10.6                  11.1
  Interest expense                                              71.7                   0.4                  72.1
  Depreciation and amortization                                101.4                   5.3                 106.7
  Income before income taxes                                   135.9                  26.3                 162.2
  Segment assets                                             1,764.2                 242.6               2,006.8
  Expenditures for long-lived assets                           283.8                   4.2                 288.0

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on the location of customers.

                                                  Revenues               Long-lived
                                                                           Assets
                                              -----------------       -----------------
                                                        (Dollars in Millions)

   1998
   ----
    United States                                      $ 676.6               $ 1,549.3
    Canada                                               167.8                   254.7
    Other foreign countries                               32.2                    34.5
                                              -----------------       -----------------
      Consolidated total                               $ 876.6               $ 1,838.5
                                              =================       =================


   1997
   ----
    United States                                      $ 653.5               $ 1,467.3
    Canada                                               171.1                   291.5
    Other foreign countries                               17.8                    35.4
                                              -----------------       -----------------
      Consolidated total                               $ 842.4               $ 1,794.2
                                              =================       =================

   1996
   ----
    United States                                      $ 495.0               $ 1,305.9
    Canada                                               173.3                   314.3
    Other foreign countries                               12.3                    49.4
                                              -----------------       -----------------
      Consolidated total                               $ 680.6               $ 1,669.6
                                              =================       =================


Major Customers

Revenues from any one customer did not exceed 5% of consolidated or industry segment revenues.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being significant. In the opinion of management, the Company will have adequate availability of raw materials in the future.

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

Employees

As of December 31, 1998, the Company had approximately 4,960 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years the Company has attempted to identify and remediate potential problem areas. In 1998 the Company spent approximately $5.7 million on remediation and related matters, compared with $7.8 million and $3.5 million in 1997 and 1996, respectively. The Company expects to spend approximately $9.9 million in 1999 on similar activities.

In October 1990, the Pennsylvania Office of Attorney General ("OAG") and the Pennsylvania Department of Environmental Resources ("DER") commenced an investigation of alleged violations of the Pennsylvania Solid Waste Management Act ("Act") with respect to the handling of solid and hazardous waste material at the Company's railcar repair facility in Altoona, Pennsylvania. At the request of the DER, the Company cooperated voluntarily in a site assessment of areas of potential environmental contamination at the facility. The Company and the OAG reached a plea agreement in connection with the investigation, which was approved by the Court of Common Pleas of Blair County, Pennsylvania, on November 20, 1998. Pursuant to the agreement, the Company was charged with four third-degree misdemeanor violations of the Act. The Company agreed to make contributions totaling $455,735 to three local government agencies to remediate the site, to reimburse $82,077 in investigation and grand jury costs, and to cooperate with the OAG's continuing investigation. The Company was also placed on probation for six months. The Company believes that current operations at the facility are in substantial compliance.

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

The Company estimates that its plant facilities were utilized during the year at an average of approximately 85% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 80% for sulphur processing, 85% for fastener production, 85% for containment vessel head manufacturing, and 95% for liquefied petroleum gas storage.

Railcars

The Company owns approximately 86 percent of its total lease fleet of 76,574 railcars, of which 60,573 are tank cars and 16,001 are other railway freight cars. Of the approximately 65,670 owned cars, 48,140 are free of liens. Cars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

The facilities for the manufacturing and assembling of railcars are located at East Chicago, Indiana; Oakville, Ontario, Canada; and Sheldon, Texas, together occupying approximately 170 acres.

Car Servicing and Repair Shops

The Company operates a network of shops for repairing and servicing railcars. The principal shops owned by the Company are located at Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Longview, and Sheldon, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan. Several other repair shops and small repair points are strategically located throughout the United States and Canada.

Sulphur Processing

A subsidiary of the Company owns facilities in Canada and the Netherlands which process liquefied sulphur into crystalline slates and granules and handle the formed product. The Company also owns facilities in North America for the manufacture and distribution of sulphur bentonite products and micronutrients.

Fasteners

The Company owns (either directly or through its subsidiaries) fastener manufacturing facilities in Ashland, Ohio; Milton, Ontario; Montreal, Quebec; and Gaffney, South Carolina. In addition, the Company leases several small plants in the United States, Canada and Sweden.

Containment Vessel Head Manufacturing Facilities

A subsidiary of the Company owns a metal containment vessel head manufacturing facility in Sheldon, Texas.

Liquefied Petroleum Gas Storage Facilities

A subsidiary of the Company owns several underground liquefied petroleum gas storage caverns in Canada.

Other Railway Equipment Facilities

A subsidiary of the Company owns a mobile railcar moving vehicle manufacturing facility in LaGrange, Georgia.

Other Properties

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.


ITEM 6.   SELECTED FINANCIAL DATA

                                                               For the year ended December 31,
                                  ------------------------------------------------------------------------------------------
                                       1998              1997               1996              1995               1994
                                  ---------------    --------------    ---------------   ---------------    ---------------
                                                                   (Dollars in Thousands)
  Services and net sales               $ 876,643         $ 842,354          $ 680,642         $ 725,712          $ 595,327
  Net income                             127,421           101,250            102,583            84,465             63,378
  Ratio of earnings to
    fixed charges                           3.23 x            2.74 x             2.84              2.41 x             2.05 x
  At year end:
    Total assets                     $ 2,212,175       $ 2,229,664        $ 2,006,820       $ 2,003,346        $ 2,017,772
    Long-term obligations                821,470           858,656            528,344           732,207            807,029


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This annual report on Form 10-K for the year ended December 31, 1998 contains forward-looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, statements regarding the estimated costs to resolve the Company's Year 2000 issues, the time frame necessary for the Company to achieve Year 2000 compliance and the likely results of non-compliance by the Company or by one or more of the its customers, suppliers or strategic business partners. Important factors that could cause the Company's actual results to differ materially from those implied by such forward-looking statements include: The Company does not know the full scope of its Year 2000 issues because it has not yet completed the assessment phase of its compliance program. The Company cannot ascertain the magnitude of any Year 2000 problems that may be resident in the systems of its material suppliers, or the impact any such problems could have on such suppliers' ability to continue to provide inventory to the Company on a timely manner. The occurrence of Year 2000 related failures in the computer and information systems of the Company or any of the Company's significant suppliers or customers could have a material adverse effect on the business, results of operations or financial condition of the Company.

1998 versus 1997

Results of Operations
---------------------

Services revenues increased $19.9 million, primarily due to the effect of railcars added to the lease fleet in 1997 and 1998.

Net sales revenues increased $14.4 million. The increase primarily resulted from the Company's sulphur service processing operations with the remaining increase primarily due to increased fastener sales, partially offset by lower sales of covered hopper railcars.

Gain on sale of assets increased due to the sale of certain future income rights retained as a condition of the May 1996 sale of a storage facility used in the liquefied petroleum gas storage operations.

Gross margin percentages increased from the comparable period in 1997 due to decreased railcar maintenance expenses, and improved sale margins for tank cars, sulphur products and fasteners.

Financial Condition
-------------------

Operating activities provided $256.0 million of cash in 1998. These funds, along with the issuance of unsecured debt and the sale-leaseback transaction, were used to provide financing for railcar additions, service borrowed debt obligations, advance funds to parent and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1998, the Company spent $259.0 million for the construction and purchase of railcars and other fixed assets and $22.7 million for the purchase of assets engaged in the manufacturing and distribution of sulphur bentonite and micronutrients, and other assets.

Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 90% have been for railcars. Since all material capital expenditures for railcars are incurred subsequent to receipt of firm customer orders, such expenditures are discretionary to the Company based on its desire to invest in those particular railcars.

In 1998, the Company issued $80.0 million in unsecured notes and entered into a sale-leaseback transaction for $130.0 million. Other financing activities of the Company included $188.8 million for principal repayments on borrowed debt and $48.0 million for cash dividends. Net cash used in financing activities was $26.2 million.

Management expects that the future cash to be provided by operating activities, long-term financings, and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The following table presents the scheduled cash inflows and outflows over the next five years based on leases and indebtedness outstanding as of December 31, 1998:

                                                  1999           2000            2001            2002            2003
                                              -------------   ------------    ------------    ------------    ------------
                                                                         (Dollars in Millions)
  Cash Inflows
  ------------
  Minimum future lease rentals                     $ 436.9        $ 345.5         $ 263.7         $ 193.9         $ 136.4

  Cash Outflows
  -------------
  Minimum future lease payments                       52.1           54.9            58.1            54.8            55.3
  Principal amount of obligations                     47.0           44.9            79.6            38.6            50.0
                                              -------------   ------------    ------------    ------------    ------------
  Excess of inflows over outflows                  $ 337.8        $ 245.7         $ 126.0         $ 100.5          $ 31.1
                                              =============   ============    ============    ============    ============

The minimum future lease rentals above relate to leases in effect at December 31, 1998. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

The Company has consistently maintained high fleet utilization. The Company's lease fleet utilization has averaged 98% during the last five years. Utilization rates of the Company's existing railcars are driven by the long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and the suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases, which average four years for existing equipment and longer for new equipment.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U. S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $3.4 million and $1.5 million at December 31, 1998 and 1997, respectively.

Year 2000
---------

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

The Company's Year 2000 assessment indicated that the Company's accounting, invoicing, general business and fleet management systems would be affected by Year 2000 problems. The Company has begun the necessary corrective work on these systems. This work is approximately 85% complete. The Company's timetable calls for this work to be substantially completed by April 1, 1999, with testing of the completed systems to be done by July 1, 1999.

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

The Company is using both in-house resources and outside consultants to implement the necessary changes required by its Year 2000 program. The total cost of the program is estimated to be $4.8 million, which will be funded from operating cash flow. Through December 31, 1998, the Company has spent approximately $2.6 million related to its Year 2000 program. Of this amount $2.4 million has been expensed and $0.2 million has been capitalized. Of the remaining amount, approximately $0.5 million is expected to be capitalized with the rest being expensed.

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

At present, the Company's Year 2000 program does not include contingency plans in the event that all phases of the Year 2000 program are not timely completed. The Company will continue to evaluate the need for contingency plans as it implements its Year 2000 program.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective January 1, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not believe the effect of adoption will be material to its financial position or results of operations.


1997 versus 1996


Results of Operations
---------------------

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

Gain on sale of assets decreased $9.7 million, primarily due to a gain on the sale of a storage facility used in the liquefied petroleum gas storage operations in 1996. Other income decreased $3.1 million, primarily due to the receipt of certain fees in connection with the termination of an agreement pursuant to which a subsidiary of the Company was to acquire Hawker Siddeley Canada Inc.

Financial Condition
-------------------

Operating activities provided $217.4 million of cash in 1997. These funds, along with the issuance of unsecured debt, were used to provide financing for railcar additions, service borrowed debt obligations, advance funds to parent, and pay dividends to the Company's stockholder.

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

ITEM 7A.  DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments is the potential loss in fair value arising from adverse changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and estimated fair value of the Company's debt obligations.

                                                                                                                 Fair Value
                            1999        2000        2001         2002        2003      Thereafter     Total       12-31-98
                         ----------  -----------  ----------  ----------- -----------  -----------  -----------  -----------
                                                                 (Dollars in Millions)
 Fixed rate debt             $ 47.0      $ 44.9      $ 79.6       $ 38.6      $ 50.0      $ 608.3      $ 868.4      $ 936.3
 Average interest rate        8.98%       8.89%       7.81%        8.95%       8.48%        7.32%        7.68%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

                                                                                                                 Page
                                                                                                                 ----
     Report of Independent Auditors..........................................................................      17

     Financial Statements

       Consolidated statement of income for each of the three years in
         the period ended December 31, 1998..................................................................      18

       Consolidated balance sheet - December 31, 1998 and 1997...............................................      19

       Consolidated statement of stockholder's equity for each of the three
         years in the period ended December 31, 1998.........................................................      20

       Consolidated statement of cash flows for each of the three
         years in the period ended December 31, 1998.........................................................      21

       Notes to consolidated financial statements............................................................      22

                        REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP


Chicago, Illinois
March 8, 1999

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                            (Dollars in Thousands)

                                                                          For the Year Ended December 31,
                                                            ------------------------------------------------------------
                                                                  1998                1997                1996
                                                            -----------------    ----------------    ----------------
  Revenues
     Services (leasing and other)                                  $ 580,092           $ 560,174           $ 526,733
     Net sales                                                       296,551             282,180             153,909
                                                            -----------------    ----------------    ----------------
                                                                     876,643             842,354             680,642

  Interest income                                                     13,255              13,234              11,076
  Gain on sale of assets                                               6,383                 102               9,784
  Other income                                                         7,937               4,963               8,056
                                                            -----------------    ----------------    ----------------
                                                                     904,218             860,653             709,558
  Costs and expenses
     Cost of services                                                320,280             318,294             290,867
     Cost of sales                                                   248,258             250,806             127,266
     General and administrative                                       63,671              57,828              57,098
     Interest expense                                                 71,131              75,356              72,138
                                                            -----------------    ----------------    ----------------
                                                                     703,340             702,284             547,369

                                                            -----------------    ----------------    ----------------
  Income before income taxes                                         200,878             158,369             162,189

  Provision for income taxes
     Current                                                          60,867              51,727              56,378
     Deferred income taxes
       and investment tax credits                                     12,590               5,392               3,228
                                                            -----------------    ----------------    ----------------
                                                                      73,457              57,119              59,606
                                                            -----------------    ----------------    ----------------
  Net income                                                       $ 127,421           $ 101,250           $ 102,583
                                                            =================    ================    ================

  Ratio of earnings to fixed charges                                    3.23  x             2.74  x             2.84  x
                                                            =================    ================    ================

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                            (Dollars in Thousands)

                                                                                              December 31,
                                                                                  --------------------------------------
                                                                                       1998                  1997
                                                                                  ----------------     -----------------
  Assets
  ------
  Cash and cash equivalents                                                              $ 58,423              $ 99,709
  Accounts receivable, primarily due within one year,
    less allowance for doubtful accounts of $4,121 in
    1998 and $4,019 in 1997                                                                82,729                72,959
  Inventories                                                                              90,123                71,395
  Prepaid expenses and deferred charges                                                    11,411                13,675
  Advances to parent company,
    principally at LIBOR plus 1%                                                          130,940               177,705
  Railcar lease fleet, net                                                              1,575,014             1,578,433
  Fixed assets, net                                                                       177,055               163,309
  Investment in direct financing lease                                                     32,629                35,341
  Other assets                                                                             53,851                17,138
                                                                                  ----------------     -----------------

        Total assets                                                                  $ 2,212,175           $ 2,229,664
                                                                                  ================     =================

  Liabilities, Deferred Items and Stockholder's Equity
  ----------------------------------------------------
  Accounts payable                                                                       $ 20,082              $ 18,636
  Accrued rent                                                                             62,056                51,700
  Accrued liabilities                                                                     190,841               144,419
  Borrowed debt                                                                           868,421               925,038
                                                                                  ----------------     -----------------
                                                                                        1,141,400             1,139,793

  Deferred items
    Deferred income taxes and investment tax credits                                      437,693               494,871


  Stockholder's equity
    Common stock, no par value; 1,000 shares authorized
      and issued                                                                          106,689               106,689
    Additional capital                                                                      6,346                 6,346
    Retained earnings                                                                     520,047               481,965
                                                                                  ----------------     -----------------
      Total stockholder's equity                                                          633,082               595,000
                                                                                  ----------------     -----------------

        Total liabilities, deferred items and
                 stockholder's equity                                                 $ 2,212,175           $ 2,229,664
                                                                                  ================     =================

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 Years Ended December 31, 1998, 1997 and 1996

                            (Dollars in Thousands)

                                                 Common            Additional            Retained
                                                  Stock              Capital             Earnings             Total
                                             ----------------    ----------------    -----------------   -----------------
  Balance at December 31, 1995                     $ 106,689             $ 4,652            $ 419,132           $ 530,473

  Capital contribution                                     -               1,694                    -               1,694
  Net income                                               -                   -              102,583             102,583
  Cash dividends                                           -                   -              (71,000)            (71,000)
                                             ----------------    ----------------    -----------------   -----------------

  Balance at December 31, 1996                       106,689               6,346              450,715             563,750

  Net income                                               -                   -              101,250             101,250
  Cash dividends                                           -                   -              (70,000)            (70,000)
                                             ----------------    ----------------    -----------------   -----------------

  Balance at December 31, 1997                       106,689               6,346              481,965             595,000

  Net income                                               -                   -              127,421             127,421
  Cash dividends                                           -                   -              (48,000)            (48,000)
  Non-cash dividends                                       -                   -              (41,339)            (41,339)
                                             ----------------    ----------------    -----------------   -----------------

  Balance at December 31, 1998                     $ 106,689             $ 6,346            $ 520,047           $ 633,082
                                             ================    ================    =================   =================

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Dollars in Thousands)

                                                                                 For the Year Ended December 31,
                                                                         -------------------------------------------------
                                                                             1998              1997             1996
                                                                         --------------   --------------    --------------
  Cash flows from operating activities:
    Net income                                                               $ 127,421        $ 101,250         $ 102,583
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                          121,998          113,663           106,707
        Gain on disposition of railcars and other fixed assets                  (5,699)          (4,951)          (14,247)
        Deferred taxes                                                          12,590            5,392             3,228
        Other non-cash income and expenses                                         799            1,863             1,092
        Changes in operating assets and liabilities                             (1,062)             134            18,206
                                                                         --------------   --------------    --------------
  Net cash provided by operating activities                                    256,047          217,351           217,569

  Cash flows from investing activities:
    Construction and purchase of railcars and
      other fixed assets                                                      (259,007)        (261,306)         (287,960)
    (Increase) decrease in advance to parent                                      (520)         (57,105)           61,245
    Decrease in other assets and investments                                     7,679           12,849             3,308
    Proceeds from disposals of railcars
      and other fixed assets                                                     9,814            9,767            27,426
    Purchases of businesses, net of cash acquired                              (22,731)         (10,642)                -
    Repayments from affiliate                                                        -                -            12,828
                                                                         --------------   --------------    --------------
  Net cash used in investing activities                                       (264,765)        (306,437)         (183,153)

  Cash flows from financing activities:
    Proceeds from issuance of borrowed debt                                     80,550          400,000            14,231
    Proceeds from sale-leaseback transactions                                  130,018                -           142,382
    Principal payments of borrowed debt                                       (188,771)        (210,143)          (76,782)
    Cash dividends                                                             (48,000)         (70,000)          (71,000)
                                                                         --------------   --------------    --------------
  Net cash (used in) provided by financing activities                          (26,203)         119,857             8,831

  Effect of exchange rates on cash and cash equivalents                         (6,365)          (2,977)             (113)
                                                                         --------------   --------------    --------------
  Net (decrease) increase in cash and cash equivalents                         (41,286)          27,794            43,134

  Cash and cash equivalents at beginning of year                                99,709           71,915            28,781
                                                                         --------------   --------------    --------------

  Cash and cash equivalents at end of year                                    $ 58,423         $ 99,709          $ 71,915
                                                                         ==============   ==============    ==============

                See Notes to Consolidated Financial Statements

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in Thousands)

1.   Ownership

UNION TANK CAR COMPANY (with its wholly-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") is a wholly-owned subsidiary of Marmon Industrial LLC ("MIC") and a subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 1998, 1997 and 1996, MIC absorbed a gain of $1,968, a gain of $504, and a loss of $46, respectively.

     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

     Fair Value of Financial Instruments

All book value amounts for financial instruments approximate the instruments' fair value except for the borrowed debt discussed in Note 7.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 5% of consolidated lease revenues. Each lease involves one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 1998 for newly-manufactured cars was approximately six years. The average term of leases entered into during 1998 for used tank cars and other railcars was approximately four years. Under the terms of most of the leases the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 1998:

                                    Direct
                                   Financing             Operating
                                    Leases                Leases                 Total
                                ----------------      ----------------      ----------------
     1999                               $ 3,524             $ 433,341             $ 436,865
     2000                                 3,716               341,789               345,505
     2001                                 2,021               261,663               263,684
     2002                                     -               193,911               193,911
     2003                                     -               136,359               136,359
     2004 and thereafter                      -               290,759               290,759
                                ----------------      ----------------      ----------------
       Totals                           $ 9,261           $ 1,657,822           $ 1,667,083
                                ================      ================      ================

The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                                                    December 31,
                                                      --------------------------------------
                                                           1998                  1997
                                                      ----------------      ----------------
     Minimum future lease rentals                             $ 9,261              $ 13,664
     Estimated residual values                                  7,785                 8,321
                                                      ----------------      ----------------
     Gross investment                                          17,046                21,985
     Less unearned income                                      (1,598)               (3,432)
                                                      ----------------      ----------------
     Net investment                                          $ 15,448              $ 18,553
                                                      ================      ================
     Classified as
       Railcar lease fleet (cost)                            $ 25,951              $ 27,736
       Less accumulated depreciation                          (10,503)               (9,183)
                                                      ----------------      ----------------
                                                             $ 15,448              $ 18,553
                                                      ================      ================

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Railcar Lease Fleet and Fixed Assets

                                                                   December 31,
                                                      --------------------------------------
                                                           1998                  1997
                                                      ----------------      ----------------
     Railcar lease fleet
       Gross cost                                         $ 2,769,163           $ 2,710,175
       Less accumulated depreciation                       (1,194,149)           (1,131,742)
                                                      ----------------      ----------------
                                                          $ 1,575,014           $ 1,578,433
                                                      ================      ================

     Fixed assets, at cost
       Land                                                   $ 7,882               $ 7,426
       Buildings and improvements                             118,740               102,544
       Machinery and equipment                                265,306               250,482
                                                      ----------------      ----------------
                                                              391,928               360,452
         Less accumulated depreciation                       (214,873)             (197,143)
                                                      ----------------      ----------------
                                                            $ 177,055             $ 163,309
                                                      ================      ================

5.   Investment in Direct Financing Lease

In 1987, one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18 year period.

Minimum future rentals to be received on the lease are as follows at December 31, 1998:

     1999                                                 $ 3,961
     2000                                                   5,483
     2001                                                   5,483
     2002                                                   5,483
     2003                                                   5,483
     2004 and thereafter                                   10,966
                                                      ------------
         Total                                           $ 36,859
                                                      ============

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment is recoverable from future lease payments and estimated residual value, as follows:

                                                                   December 31,
                                                      --------------------------------------
                                                           1998                  1997
                                                      ----------------      ----------------
     Minimum future lease rentals                            $ 36,859              $ 43,627
     Estimated residual value                                  15,533                16,602
                                                      ----------------      ----------------

     Gross investment                                          52,392                60,229
     Less unearned income                                     (19,763)              (24,888)
                                                      ----------------      ----------------
     Net investment                                          $ 32,629              $ 35,341
                                                      ================      ================

6.   Lease Commitments

The Company as lessee has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:

                                                            December 31,
                                                --------------------------------------
                                                      1998                  1997
                                                ----------------      ----------------
     Capitalized lease cost                         $ 16,415              $ 16,264
     Less accumulated depreciation                    (8,980)               (8,520)
                                                ----------------      ----------------
                                                    $  7,435              $  7,744
                                                ================      ================

In 1998, the Company entered into a sale-leaseback transaction with a trust for the benefit of an institutional investor pursuant to which it sold and leased back an aggregate of $130,018 in railcars. The Company has an option to purchase all or a portion of the railcars at a fixed purchase price on (i) January 2, 2009, (ii) March 30, 2014 (the base term lease expiration date) and (iii) March 30, 2021 (the end of the optional lease renewal term).

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 1998, future minimum rental commitments for all noncancelable leases are as follows:

                                                                                            Operating Leases
                                                                             -----------------------------------------------
                                                            Capitalized        Sale-            Other            Total
                                                               Leases        Leaseback        Operating        Operating
                                                            -------------   -------------    -------------    -------------
  1999                                                             $ 109        $ 48,593          $ 3,498         $ 52,091
  2000                                                                94          51,803            3,056           54,859
  2001                                                                97          56,288            1,807           58,095
  2002                                                                 -          54,517              273           54,790
  2003                                                                 -          55,186              122           55,308
  2004 and thereafter                                                  -         563,755               70          563,825
                                                            -------------   -------------    -------------    -------------
                                                                     300       $ 830,142          $ 8,826        $ 838,968
                                                                            =============    =============    =============
  Less amount representing interest                                  (64)
                                                            -------------
  Present value of minimum lease payments                            236
  Less current portion                                               (77)
                                                            -------------
  Long-term obligation at December 31, 1998                        $ 159
                                                            =============

Minimum future sublease revenue to be received under existing capitalized and sale-leaseback leases as of December 31, 1998 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

                                                                                   Sale-
                                                          Capitalized            Leaseback
                                                            Leases                Leases
                                                        ----------------      ----------------
       1999                                                     $ 1,955              $ 72,499
       2000                                                       1,575                62,236
       2001                                                       1,046                50,877
       2002                                                           -                40,053
       2003                                                           -                31,399
       2004 and thereafter                                            -                90,989
                                                        ----------------      ----------------
                                                                $ 4,576             $ 348,053
                                                        ================      ================

Sublease rentals recorded as revenue for the years ended December 31, 1998, 1997 and 1996 were approximately $71,000, $65,000 and $60,000, respectively.

Rentals charged to costs and expenses were $57,191, $48,101, and $44,581 in 1998, 1997, and 1996, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Borrowed Debt

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                     1998                  1997
                                                                                ----------------      ----------------
  Unsecured notes, due from 2001-2009 at 5.78%-7.45% (average rate 6.98% as
  of December 31, 1998 and 7.14% as of December 31, 1997)                             $ 480,000             $ 400,000

  Equipment obligations, payable periodically through 2009 at 6.50%-13.95%
  (average rate 8.29% as of  December 31, 1998 and 8.73% as of December
  31,1997)                                                                              367,627             $ 501,989

  Other long-term borrowings, payable periodically through December
  31, 2005 (average rate of 12.13% as of December 31, 1998 and 12.20% as of
  December 31, 1997)                                                                     20,794                23,049
                                                                                ----------------      ----------------
                                                                                      $ 868,421             $ 925,038
                                                                                ================      ================

Equipment obligations are secured by railcars with an original cost of $941,550 and $1,246,207 at December 31, 1998 and 1997, respectively. The above equipment obligations include $188 and $232 of capitalized leases at December 31, 1998 and 1997, respectively.

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

The Company's Canadian subsidiaries have approximately $12,099 of credit lines available on a no-fee basis. No amounts were outstanding as of December 31, 1998 and 1997.

Maturities of debt obligations for the years 1999 - 2003 are $260,059 as follows: $46,951 in 1999, $44,872 in 2000, $79,614 in 2001, $38,574 in 2002 and
$50,048 in 2003.

Subsequent to year end, the Company issued $45,000 principal amount of unsecured Medium-Term Notes. The notes bear interest at rates between 6.00% and 6.35% with maturity ranging from three to nine years. Interest will be payable semiannually on March 1 and September 1, commencing September 1, 1999.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of borrowed debt is as follows:

                                                                    December 31,
                                                      --------------------------------------
                                                           1998                  1997
                                                      ----------------      ----------------
     Unsecured notes                                        $ 510,586             $ 417,177
     Equipment obligations                                    399,669               536,235
     Other long-term borrowings                                26,090                27,784
                                                      ----------------      ----------------
                                                            $ 936,345             $ 981,196
                                                      ================      ================

The current fair value of the Company's borrowed debt is estimated by discounting the future interest and principal cash flows at the Company's estimated incremental borrowing rate at the respective year-end for debt with similar maturities. The Company currently anticipates holding all borrowed debt obligations until maturity.

8.   Income Taxes

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

The following summarizes the provision for income taxes:

                                                             1998                  1997                  1996
                                                       -----------------     -----------------     -----------------
  State
    Current                                                     $ 2,232               $ 1,221                 $ 715
    Deferred                                                        277                   860                   493
  Federal
    Current                                                      29,760                30,417                35,103
    Deferred and investment tax credit                           17,587                 9,212                 4,513
  Foreign
    Current                                                      28,875                20,089                20,560
    Deferred and investment tax credit                           (5,274)               (4,680)               (1,778)
                                                       -----------------     -----------------     -----------------
        Total                                                  $ 73,457              $ 57,119              $ 59,606
                                                       =================     =================     =================

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 1998, 1997, and 1996 the Company paid foreign withholding taxes of $2,594, $1,481, and $844, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

                                                             1998                  1997                  1996
                                                       -----------------     -----------------     -----------------
  Domestic                                                    $ 153,607             $ 125,309             $ 120,348
  Foreign                                                        47,271                33,060                41,841
                                                       -----------------     -----------------     -----------------
        Total                                                 $ 200,878             $ 158,369             $ 162,189
                                                       =================     =================     =================

Income tax effects of significant items which resulted in effective tax rates of 36.6% in 1998, 36.1% in 1997, and 36.8% in 1996 follow:

                                                             1998                  1997                  1996
                                                        ----------------      ----------------     -----------------
  Federal income taxes at 35% statutory rate                   $ 70,307              $ 55,429              $ 56,766
  Increase (decrease) resulting from:
    Amortization of investment tax credits                       (2,139)               (2,275)               (2,378)
    State income taxes, net of federal income
      tax benefit                                                 1,728                 1,654                   958
    Excess tax provided on foreign income                         4,408                 3,624                 3,303
    Other, net                                                     (847)               (1,313)                  957
                                                        ----------------      ----------------     -----------------
        Total income taxes                                     $ 73,457              $ 57,119              $ 59,606
                                                        ================      ================     =================

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefited.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The December 31, 1998 and 1997 net deferred income tax liabilities of $437,693 and $494,871 shown in the accompanying consolidated balance sheet are composed of $476,933 and $515,207 in deferred tax liabilities and deferred investment tax credits of $15,398 and $17,904, partially offset by $54,638 and $38,240 in deferred tax assets, respectively. These deferred income tax assets and (liabilities) result from the following temporary differences:

                                                                1998                 1997
                                                          -----------------     ----------------
     Excess of tax over book depreciation                      $ (442,169)          $ (480,024)
     Other                                                        (34,764)             (35,183)
                                                          -----------------     ----------------
             Gross liabilities                                   (476,933)            (515,207)

     Expenses per books not yet deductible for tax                 31,326               16,036
     Other                                                         23,312               22,204
                                                          -----------------     ----------------
             Gross assets                                          54,638               38,240

     Deferred investment tax credits                              (15,398)             (17,904)
                                                          -----------------     ----------------
     Net deferred income tax liability                         $ (437,693)          $ (494,871)
                                                          =================     ================

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next ten years) in the gross amount of $5,200 at December 31, 1998 and $7,200 at December 31, 1997.

9.   Contingencies

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Pension Benefits

Substantially all of the Company's employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 1998, 1997 and 1996 was $8,175, $6,830 and $6,269,
respectively.

As of December 31, 1998, the Company's defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan (income) expense was ($191), ($59) and $56 for 1998, 1997 and 1996, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $1,610 and $2,344 at December 31, 1998 and 1997, respectively.

11.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 1998 and 1997, the liability for postretirement health care and life insurance benefits was $4,003 and $3,937 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $422, $333 and $363 in 1998, 1997, and 1996, respectively.

12.  Ratio of Earnings to Fixed Charges

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.  Summarized Financial Information of Procor Limited

Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                      December 31,
                                         ---------------------------------------
                                               1998                  1997
                                         -----------------     -----------------
     Balance Sheet:
       Railcar lease fleet, net                 $ 165,270             $ 189,814
       All other assets                           170,214               215,403
       Borrowed debt                               94,409               121,009
       All other liabilities                      109,431               158,143

                                                      Years Ended December 31,
                                    -------------------------------------------------------------
                                          1998                  1997                  1996
                                    -----------------     -----------------     -----------------
     Statement of Income:
       Services and net sales              $ 115,791             $ 111,856             $ 122,669
       Gross profit                           41,088                39,292                38,574
       Net income                             21,707                18,377                15,951

Services and net sales in 1998, 1997 and 1996 includes $23,497, $18,795 and $21,982, respectively, representing the sale of railcars to Procor Limited's parent.

14.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.

                          Interest            Management            Insurance
                           Income               Expense               Billed
                      -----------------     ----------------     -----------------
     1998                      $ 9,056              $ 4,435               $ 1,999
     1997                        9,350                4,415                 2,222
     1996                        8,365                4,428                 2,385

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $110,481 and $170,550 at December 31, 1998 and 1997,
respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in receivables of $20,459 and $7,155 at December 31, 1998 and 1997, respectively, that are included in advances to parent company.

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

Included in the preceding table as insurance billed are $1,128 in 1998, $896 in 1997 and $907 in 1996 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

During 1998, the Company purchased from an affiliate all of the capital stock of a company that manufactures mobile railcar moving vehicles and provides contract switching services to companies with on-site rail yards. The purchase price was equal to the appraised value of approximately $60,000. Since the historical cost of the net assets of the company acquired was less than the purchase price and because the seller was a related party, a non-cash dividend of $41,339 was recorded.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 1986, the Company entered into a partnership with an affiliate for the purpose of purchasing used railcars. The Company's investment as of December 31, 1998 and 1997 was $57,614 and $54,014, respectively, which represents 80% ownership in this partnership. The minority partner's interest in the partnership at December 31, 1998 and 1997 is $14,403 and $13,503, respectively, which is included in accrued liabilities. The minority interest in income, $900, $887 and $912 for the years ended December 31, 1998, 1997 and 1996, respectively, is reflected in other income.

15.  Derivative Financial Instruments

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $3,365 and $1,500 at December 31, 1998 and 1997, respectively.

16.  Quarterly Data (Unaudited)

                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                    March 31             June 30            Sept. 30             Dec. 31
                                                 ----------------    ----------------    ----------------    -----------------
     1998
       Net sales and services revenues                 $ 195,614           $ 215,030           $ 222,579            $ 243,420
       Cost of sales and services                        122,805             140,925             143,555              161,253
                                                 ----------------    ----------------    ----------------    -----------------
       Gross profit                                       72,809              74,105              79,024               82,167

       Net income                                       $ 30,423            $ 27,476            $ 26,927             $ 42,595
                                                 ================    ================    ================    =================

     1997
       Net sales and services revenues                 $ 185,916           $ 211,908           $ 213,076            $ 231,454
       Cost of sales and services                        120,185             144,786             145,247              158,882
                                                 ----------------    ----------------    ----------------    -----------------
       Gross profit                                       65,731              67,122              67,829               72,572

       Net income                                       $ 23,630            $ 24,402            $ 24,130             $ 29,088
                                                 ================    ================    ================    =================

     1996
       Net sales and services revenues                 $ 148,687           $ 172,404           $ 173,228            $ 186,323
       Cost of sales and services                         85,227             107,405             107,563              117,938
                                                 ----------------    ----------------    ----------------    -----------------
       Gross profit                                       63,460              64,999              65,665               68,385

       Net income                                       $ 22,643            $ 29,541            $ 24,543             $ 25,856
                                                 ================    ================    ================    =================

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


17.  Supplementary Disclosures of Cash Flow Information

                                                                      For the Year Ended December 31,
                                                        ------------------------------------------------------------
                                                             1998                  1997                  1996
                                                        ----------------      ----------------     -----------------
     Changes in operating assets and liabilities:
       Accounts receivable                                      $ 4,128               $ 1,419              $ (4,122)
       Inventories                                               (8,991)               (5,923)                2,126
       Prepaid expenses and deferred charges                      2,773                   (41)               (5,652)
       Accounts payable and accrued liabilities                   1,028                 4,679                25,854
                                                        ----------------      ----------------     -----------------
                                                              $  (1,062)                $ 134              $ 18,206
                                                        ================      ================     =================


     Cash paid during the year for:
       Interest (net of amount capitalized)                    $ 73,140              $ 72,647              $ 72,178
       Income taxes                                              54,855                54,233                53,974

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in advances to parent.

18.  Industry Segment Information

The Company's industry and geographic data are found under the "Segment Information" caption of Item 1 of this Form 10-K. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                      First Elected
               Name                Age              Positions or Offices               to Position
-------------------------------   -----   ----------------------------------------   ---------------
     Kenneth P. Fischl             49     Manager - Tank Car Marketing
                                            and Administration                             1979
                                          Vice President Fleet Management                  1981
                                          Vice President                                   1992
                                          Executive Vice President and
                                            General Manager Tank Car Division              1992
                                          President Tank Car Division                      1993
                                          Director                                         1994

     Mark J. Garrette              45     Vice President Tank Car Division                 1994
                                          Vice President and Senior Vice President         1994
                                            and Controller, Tank Car Division

     Robert C. Gluth               74     Director                                         1981
                                          Executive Vice President                         1981
                                            and served as Treasurer between
                                            February, 1986 and January, 1987
                                            and since October, 1989

     Robert A. Pritzker            72     Director                                         1981
                                          President                                        1981

     Robert W. Webb                59     General Counsel                                  1986
                                          Secretary                                        1986

Kenneth P. Fischl

Mr. Fischl was elected as a Director in March, 1994, and appointed President of the Tank Car Division in February, 1993. He was appointed a Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July, 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager of Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981. He held this position until assuming his current responsibilities. Mr. Fischl was appointed a Vice President of The Marmon Group, Inc. ("Marmon") in May, 1998.

Mark J. Garrette

Mr. Garrette was appointed Senior Vice President and Controller of the Tank Car Division and Vice President of the Company in August, 1994. He joined the Tank Car Division as Vice President and Assistant Controller in May, 1994. Prior to joining the Company, Mr. Garrette was a Division Vice President of AVX Corporation, a manufacturer of electronic components.

Robert C. Gluth

Mr. Gluth is Executive Vice President and a Director of Marmon Industrial LLC ("MIC"), Vice President, Treasurer and a Director of Holdings, Executive Vice President and Director of The Marmon Corporation ("TMC"), and Executive Vice President and a Director of Marmon. Mr. Gluth is also Treasurer of each of TMC, MIC and Marmon.

Robert A. Pritzker

Mr. Robert A. Pritzker is President and a Director of each of MIC, Holdings, TMC and Marmon. Mr. Pritzker is also a director of Hyatt Corporation.

Robert W. Webb


Mr. Webb is Secretary and a Vice President of each of MIC, Holdings,TMC, and Marmon.


There are no family relationships among the directors and executive officers of the Company.

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


ITEM 11.  EXECUTIVE COMPENSATION

Kenneth P. Fischl, Vice President, and Mark J. Garrette, Vice President, were the only executive officers of the Company who in the year ended December 31, 1998, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 1998 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, have been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Fischl and Mr. Garrette:

                          Summary Compensation Table

                                               Annual Compensation                   All Other
                                     -----------------------------------------
Name and Principal Position            Year         Salary           Bonus         Compensation*
----------------------------------   -----------------------------------------   -----------------
Kenneth P. Fischl,
 Director and Vice President of        1998        $ 336,800        $ 90,000        $ 41,600
 the Company and President and         1997          267,000          72,000          31,500
 General Manager of the Tank           1996          225,500          65,000          25,100
 Car Division

Mark J. Garrette,
 Vice President of the Company         1998          171,700          35,000          20,200
 and Senior Vice President of the      1997          164,400          32,000          18,300
 Tank Car Division                     1996          156,100          29,000          16,000

* Represents the aggregate amounts of Company contributions to defined contribution plans on behalf of each of the named individuals.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC, a Delaware single member limited liability company having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100% of the Company's issued and outstanding common stock. MIC is a subsidiary of Holdings.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K for a description of certain related party transactions.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        Page
                                                                                        ----
a)   1.   Financial Statements -

              Consolidated statement of income for each of the three years in the period ended December 31, 1998...................................  18
              Consolidated balance sheet - December 31, 1998 and 1997...................  19
              Consolidated statement of stockholder's equity for each of the three years in the period ended December 31, 1998...................  20
              Consolidated statement of cash flows for each of the three years in the period ended December 31, 1998.............................  21
              Notes to consolidated financial statements................................  22

     2.   Schedules

           Financial statement schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

     3.   Index to Exhibits.............................................................  43

b)         Reports on Form 8-K

           On November 16, 1998, the Company filed a report on Form 8-K disclosing that on September 10, 1998 the Company had entered into a Selling Agency Agreement with Salomon Smith Barney Inc. and Morgan Stanley & Co. Incorporated relating to the issuance and sale by the Company of up to $70 million principal amount of Medium-Term Notes, Series C.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                            UNION TANK CAR COMPANY
                                 (Registrant)


                              By: /s/ Robert C. Gluth
                                 --------------------------
                                   Robert C. Gluth
                              Executive Vice President,
                               Director and Treasurer

Dated:  March 8, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                       Title                          Date
------------------------    -------------------------------     ----------------

/s/ Robert A. Pritzker       President and Director               March 8, 1999
------------------------
    Robert A. Pritzker       (principal executive officer)

/s/ Robert C. Gluth         Executive Vice President,             March 8, 1999
------------------------
    Robert C. Gluth          Director and Treasurer
                             (principal financial officer
                             and principal accounting
                             officer)

/s/ Kenneth P. Fischl       Director and President, Tank          March 8, 1999
------------------------
    Kenneth P. Fischl        Car Division

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

Exhibit 12          Statements re computation of ratios
                     The computation of the Ratio of Earnings
                     to Fixed Charges (summarized in Note 12
                     to the consolidated financial statements)...........     44

Exhibit 21          Subsidiaries of the registrant.......................     45

Exhibit 23          Consent of Ernst & Young LLP, Independent Auditors...     46

Exhibit 27 Financial Data Schedule (submitted with the electronic filing of this document)

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.