Form 10-Q
period 1999-06-30
UNION TANK CAR CO
filed 1999-08-06
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

                                Yes   X     No
                                    ------     -------

There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

Included in this filing are 11 pages, sequentially numbered in the bottom center of each page.

                   UNION TANK CAR COMPANY AND SUBSIDIARIIES
                                   FORM 10-Q
                                     INDEX

Part I. Financial Information                                          Page
                                                                       ----

     Item 1.  Financial Statements

              Condensed consolidated statement of income -
              three and six month periods ended
              June 30, 1999 and 1998                                     3

              Condensed consolidated balance sheet -
              June 30, 1999 and December 31, 1998                        4

              Condensed consolidated statement of cash flows -
              six months ended June 30, 1999 and 1998                    5

              Notes to condensed consolidated financial statements      6-7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations          8-9

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                               10

Part II. Other Information

     Item 1.  Legal Proceedings                                         10

     Item 6.  Exhibits and Reports on Form 8-K                          10

Signatures                                                              11

                         PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  ------------------        ----------------
                                  1999          1998        1999        1998
                                  ----          ----        ----        ----
Revenues
  Services (leasing and other)    $156,697    $143,819     $310,016    $286,056
  Net sales                        100,631      71,211      173,818     124,588
                                  --------    --------     --------    --------

                                   257,328     215,030      483,834     410,644
Other income                         6,016       4,607       10,456      14,930
                                  --------    --------     --------    --------

                                   263,344     219,637      494,290     425,574
Costs and expenses
  Cost of services                  92,147      80,851      180,309     159,139
  Cost of sales                     87,417      60,074      148,354     104,591
  General and administrative        19,378      15,334       37,114      30,146
  Interest                          18,328      17,748       35,373      36,363
                                  --------    --------     --------    --------

                                   217,270     174,007      401,150     330,239
                                  --------    --------     --------    --------

Income before income taxes          46,074      45,630       93,140      95,335

Provision for income taxes
  Current                           13,227      10,183       26,543      29,405
  Deferred                           3,968       7,971        9,267       8,031
                                  --------    --------     --------    --------

                                    17,195      18,154       35,810      37,436
                                  --------    --------     --------    --------

Net income                        $ 28,879    $ 27,476     $ 57,330    $ 57,899
                                  ========    ========     ========    ========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)



                                                       June 30,   December 31,
                                                         1999         1998
                                                       --------   ------------
                                                      (Unaudited)
Assets
------
Cash and cash equivalents                            $   71,489    $   58,423
Accounts receivable, primarily due within one year      107,807        82,729
Inventories                                              85,337        90,123
Prepaid expenses and deferred charges                    10,930        11,411
Advances to parent company,
  principally at LIBOR plus 1%                          208,572       130,940
Railcar lease fleet, net                              1,622,415     1,575,014
Fixed assets, net                                       189,477       177,055
Investment in aircraft direct financing lease            33,625        32,629
Other assets                                             51,115        53,851
                                                     ----------    ----------
  Total assets                                       $2,380,767    $2,212,175
                                                     ==========    ==========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                     $   23,345    $   20,082
Accrued liabilities                                     245,155       252,897
Borrowed debt, including $43,914 due within
  one year ($46,951 at December 31, 1998)             1,012,038       868,421
                                                     ----------    ----------
                                                      1,280,538     1,141,400

Deferred income taxes and investment tax credits        449,817       437,693


Stockholder's equity
  Common stock and additional capital                   113,035       113,035
  Retained earnings                                     537,377       520,047
                                                     ----------    ----------

    Total stockholder's equity                          650,412       633,082
                                                     ----------    ----------
    Total liabilities, deferred items and
        stockholder's equity                         $2,380,767    $2,212,175
                                                     ==========    ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                       ----------------
                                                       1999         1998
                                                       ----         ----
Cash flows from operating activities:
 Net income                                         $  57,330   $  57,899
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                       64,906      60,538
   Deferred taxes                                       9,267       8,031
   Gain on disposition of railcars and
    other fixed assets                                 (2,660)     (1,157)
   Other non-cash income and expenses                   1,146         783
   Changes in assets and liabilities:
     Accounts receivable                              (22,448)     (3,170)
     Inventories                                        3,913     (15,080)
     Prepaid expenses and deferred charges                728        (500)
     Accounts payable and accrued expenses             (8,709)      1,431
                                                    ---------   ---------
Net cash provided by operating activities             103,473     108,775

Cash flows from investing activities:
 Construction and purchase of railcars and
  other fixed assets                                 (117,209)   (114,410)
 (Increase) decrease in advance to parent             (85,361)     17,522
 (Increase) in other assets                              (115)          -
 Purchases of businesses, net of cash acquired         (8,729)    (16,841)
 Proceeds from disposals of railcars and other
  fixed assets                                          5,092       3,165
                                                    ---------   ---------
Net cash used in investing activities                (206,322)   (110,564)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt             175,000           -
  Proceeds from sale-leaseback transactions            13,200     130,018
  Principal payments of borrowed debt                 (34,420)    (91,990)
  Cash dividends                                      (40,000)    (40,000)
                                                    ---------   ---------
Net cash provided (used in) by financing
 activities                                           113,780      (1,972)

Effect of exchange rates on cash and cash
 equivalents                                            2,135      (2,546)
                                                    ---------   ---------

Net increase (decrease) in cash and cash
 equivalents                                           13,066      (6,307)
Cash and cash equivalents at beginning of year         58,423      99,709
                                                    ---------   ---------

 Cash and cash equivalents at end of period         $  71,489   $  93,402
                                                    =========   =========
 Cash paid during the period for:
   Interest (net of amount capitalized)             $  34,861   $  37,643
   Income taxes                                        31,961      27,495

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 1999 and 1998, Marmon Industrial absorbed gains of $187 and $800, respectively.

6. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $3,400 at June 30, 1999 and $3,365 at December 31, 1998.

7.   Segment Information

                                                                               Consolidated
                                         Railcar           All Other              Totals
                                       ----------      ----------------      ----------------
                                                     (Dollars in Millions)
     Three months ended June 30, 1999
     --------------------------------
     Revenues from external customers   $ 205.7                $ 51.6              $ 257.3
     Income before income taxes            46.8                  (0.7)                46.1

     Three months ended June 30, 1998
     --------------------------------
     Revenues from external customers   $ 178.1                $ 36.9              $ 215.0
     Income before income taxes            47.5                  (1.9)                45.6

     Six months ended June 30, 1999
     ------------------------------
     Revenues from external customers   $ 383.4               $ 100.4              $ 483.8
     Income before income taxes            95.1                  (2.0)                93.1

     Six months ended June 30, 1998
     ------------------------------
     Revenues from external customers   $ 340.9               $  69.7              $ 410.6
     Income before income taxes            92.8                   2.5                 95.3

8.   Summarized Financial Information of Procor Limited

     Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                  June 30,         December 31,
                                                    1999              1998
                                               ------------      ---------------
     Balance Sheet:
        Railcar lease fleet, net                $ 164,696           $ 165,270
        All other assets                          173,674             170,214
        Borrowed debt                              91,610              94,409
        All other liabilities                     102,837             109,431

                                     Three Months Ended               Six Months Ended
                                          June 30,                        June 30,
                                 --------------------------      --------------------------
                                    1999            1998            1999            1998
                                 ----------      ----------      ----------      ----------
     Statement of Income:
        Services and net sales    $ 29,542        $ 27,902       $ 59,455         $ 54,556
        Gross profit                 8,867           8,265         17,267           17,466
        Net income                   3,824           5,037          7,127            8,591

9. In May 1999, the Company issued $ 100,000 principal amount of Senior Secured Notes. The notes bear interest at 6.79% per annum and mature on May 1, 2010. Interest on the notes is payable semiannually on May 1 and November 1, commencing November 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
2nd Quarter 1999 versus 1998
----------------------------
Service revenues increased $12.9 million primarily due to the effects of railcars added to the lease fleet and the acquisition in the fourth quarter of 1998 of a company which provides contract switching services.

Sales revenues increased $29.4 million primarily due to increased sales of railcars and sales of mobile railcar moving vehicles by a company which was acquired in the fourth quarter of 1998.

General and administrative expenses increased primarily due to acquisition of businesses in 1998.

Six Months 1999 versus 1998
---------------------------
Service revenues increased $24.0 million primarily due to the effects of railcars added to the lease fleet and the acquisition in the fourth quarter of 1998 of a company which provides contract switching services.

Sales revenues increased $49.2 million primarily due to increased sales of railcars and sales of mobile railcar moving vehicles by a company which was acquired in the fourth quarter of 1998.

Other income decreased $4.5 million primarily due to the 1998 sale of certain rights retained as a condition of the May 1996 sale of a storage facility used in the liquefied petroleum gas storage operations.

General and administrative expenses increased primarily due to acquisition of businesses in 1998.

Financial Condition
-------------------
1999 versus 1998
----------------
Operating activities provided $103.5 million of cash. These funds, along with the proceeds from the issuance of debt and sale-leaseback transactions were used to provide for railcar additions, acquisition of businesses, service borrowed debt obligations, and pay dividends to the Company's stockholder.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for continued expansion of the Company's business and enable it to meet its debt service obligations.

Year 2000
---------
Because of the potential importance to the Company of Year 2000 questions, the Company has established a Year 2000 program to determine the Company's state of readiness and the costs it anticipates it will have to incur in light of any possible problems and to remediate any problems discovered. The Company's Year 2000 assessment indicated that the Company's accounting, invoicing, general business and fleet management systems would be affected by Year 2000 problems. As of June 30, 1999, the Company has completed the necessary corrective work on its coding, invoicing, general business and fleet management systems that would be affected by Year 2000 problems. The Company's timetable calls for testing of the systems to be done by September 1, 1999.

The Company does not believe its main products (i.e., tank cars and other rail cars) have any material Year 2000 exposures. Similarly, no material problems have been identified in connection with the Company's production machinery and equipment.

The Company is using both in-house resources and outside consultants to implement the necessary changes required by its Year 2000 program. The total cost of the program is estimated to be $5.4 million, which will be funded from operating cash flow. Through June 30, 1999, the Company has spent approximately $4.1 million related to its Year 2000 program, of which $3.8 million has been expensed and $0.3 million has been capitalized. Of the remaining amount, approximately $0.5 million is expected to be capitalized with the balance being expensed.

For further discussion of the Company's Year 2000 program and risks related thereto, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 1999, there has been no significant change to the Company's exposure to market risk since December 31, 1998.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of certain environmental matters.

Item 6.   Exhibits and Reports on Form 8-K

     b.   Report on Form 8-K

          On May 5, 1999, the Company filed a Current Report on Form 8-K disclosing that on April 28, 1999, the Company entered into a Selling Agency Agreement with Salomon Smith Barney Inc. relating to the issuance and sale of $25,000,000 principal amount of Medium-Term Notes, Series D.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION TANK CAR COMPANY

                                       REGISTRANT



Dated: August 4, 1999                  /s/ R.C. Gluth
                                       --------------
                                           R.C. Gluth
                                       Executive Vice President,
                                        Director and Treasurer
                                        (principal financial officer
                                        and principal accounting
                                        officer)