Form 10-Q
period 1999-09-30
UNION TANK CAR CO
filed 1999-11-08
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     [ X ]         OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

                  Yes    X                 No __________
                      --------

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

                                                                                                     Page
                                                                                                     ----
Part I.  Financial Information

          Item 1.  Financial Statements

                   Condensed consolidated statement of income -
                    three and nine month periods ended
                    September 30, 1999 and 1998                                                         3

                   Condensed consolidated balance sheet -
                    September 30, 1999 and December 31, 1998                                            4

                   Condensed consolidated statement of cash flows -
                    nine months ended September 30, 1999 and 1998                                       5

                   Notes to condensed consolidated financial statements                             6 - 7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                                 8 - 9

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          10


Part II.  Other Information

          Item 1.  Legal Proceedings                                                                   10

          Item 6.  Exhibits and Reports on Form 8-K                                                    10

Signatures                                                                                             11

                       PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)


                                                    Three Months Ended                            Nine Months Ended
                                                       September 30,                                 September 30,
                                          --------------------------------------        --------------------------------------
                                                 1999                 1998                     1999                 1998
                                          -----------------    -----------------        -----------------    -----------------
Revenues
   Services (leasing and other)           $         156,289    $         144,496        $         466,305    $         430,367
   Net sales                                         83,682               75,114                  257,500              199,702
                                          -----------------    -----------------        -----------------    -----------------

                                                    239,971              219,610                  723,805              630,069
Other income                                          7,346                5,398                   19,498               21,354
                                          -----------------    -----------------        -----------------    -----------------

                                                    247,317              225,008                  743,303              651,423
Costs and expenses
   Cost of services                                  91,440               80,132                  271,749              239,271
   Cost of sales                                     74,453               64,157                  224,867              169,589
   General and administrative                        19,041               15,965                   55,791               46,111
   Interest                                          19,060               18,068                   54,433               54,431
                                          -----------------    -----------------        -----------------    -----------------
                                                    203,994              178,322                  606,840              509,402
                                          -----------------    -----------------        -----------------    -----------------

Income before income taxes                           43,323               46,686                  136,463              142,021

Provision for income taxes
   Current                                            8,997               15,215                   35,540               44,620
   Deferred                                           6,756                4,544                   16,023               12,575
                                          -----------------    -----------------        -----------------    -----------------
                                                     15,753               19,759                   51,563               57,195
                                          -----------------    -----------------        -----------------    -----------------
Net income                                $          27,570    $          26,927        $          84,900    $          84,826
                                          =================    =================        =================    =================

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)



                                                                        September 30,                December 31,
                                                                            1999                         1998
                                                                     -------------------            -----------------
                                                                        (Unaudited)
Assets
------

Cash and cash equivalents                                            $            70,698            $          58,423
Accounts receivable, primarily due within one year                                99,388                       82,729
Inventories                                                                       87,148                       90,123
Prepaid expenses and deferred charges                                             11,028                       11,411
Advances to parent company,
    principally at LIBOR plus 1%                                                 203,959                      130,940
Railcar lease fleet, net                                                       1,627,158                    1,575,014
Fixed assets, net                                                                189,518                      177,055
Investment in aircraft direct financing lease                                     33,598                       32,629
Other assets                                                                      50,487                       53,851
                                                                     -------------------            -----------------

      Total assets                                                   $         2,372,982            $       2,212,175
                                                                     ===================            =================


Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                     $            20,953            $          20,082
Accrued liabilities                                                              234,272                      252,897
Borrowed debt, including $44,808 due within
    one year ($46,951 at December 31, 1998)                                    1,002,015                      868,421
                                                                     -------------------            -----------------
                                                                               1,257,240                    1,141,400


Deferred income taxes and investment tax credits                                 456,760                      437,693


Stockholder's equity
  Common stock and additional capital                                            113,035                      113,035
  Retained earnings                                                              545,947                      520,047
                                                                     -------------------            -----------------

    Total stockholder's equity                                                   658,982                      633,082
                                                                     -------------------            -----------------

      Total liabilities, deferred items and                          $         2,372,982            $       2,212,175
               stockholder's equity                                  ===================            =================

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                ---------------------------------------------
                                                                                       1999                       1998
                                                                                ------------------         ------------------
Cash flows from operating activities:
  Net income                                                                    $           84,900         $           84,826
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                        97,684                     90,780
       Deferred taxes                                                                       16,023                     12,575
       Gain on disposition of railcars and other fixed assets                               (4,777)                    (1,752)
       Other non-cash income and expenses                                                    1,463                      1,308
       Changes in assets and liabilities:
         Accounts receivable                                                               (13,704)                   (18,558)
         Inventories                                                                         4,321                    (15,835)
         Prepaid expenses and deferred charges                                                 573                        695
         Accounts payable and accrued expenses                                             (22,029)                    (9,365)
                                                                                ------------------         ------------------
Net cash provided by operating activities                                                  164,454                    144,674

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets                            (155,145)                  (189,115)
  (Increase) decrease in advance to parent                                                 (81,059)                    20,082
  (Increase) in other assets                                                                  (357)                         -
  Purchases of businesses, net of cash acquired                                            (11,764)                   (21,989)
  Proceeds from disposals of railcars and other fixed assets                                 9,413                     14,430
                                                                                ------------------         ------------------
Net cash used in investing activities                                                     (238,912)                  (176,592)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                                  175,000                     80,550
  Proceeds from sale-leaseback transactions                                                 13,200                    130,018
  Principal payments of borrowed debt                                                      (44,773)                  (155,970)
  Cash dividends                                                                           (59,000)                   (59,000)
                                                                                ------------------         ------------------
Net cash provided (used in) by financing activities                                         84,427                     (4,402)

Effect of exchange rates on cash and cash equivalents                                        2,306                     (6,506)
                                                                                ------------------         ------------------
Net increase (decrease) in cash and cash equivalents                                        12,275                    (42,826)

Cash and cash equivalents at beginning of year                                              58,423                     99,709
                                                                                ------------------         ------------------
Cash and cash equivalents at end of period                                      $           70,698         $           56,883
                                                                                ==================         ==================
Cash paid during the period for:
  Interest (net of amount capitalized)                                          $           56,984         $           56,131
  Income taxes                                                                              42,125                     42,823

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the nine months ended September 30, 1999 and 1998, Marmon Industrial absorbed a loss of $470 and a gain of $3,508, respectively.

6. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $8,450 at September 30, 1999 and $3,365 at December 31, 1998.

7. Segment Information

                                                                                                     Consolidated
                                                    Railcar                 All Other                   Totals
                                               ---------------         ----------------            ---------------
                                                                       (Dollars in Millions)
Three months ended September 30, 1999
-------------------------------------
Revenues from external customers                      $  191.2                 $   48.8                   $  240.0
Income (loss) before income taxes                         46.4                     (3.1)                      43.3

Three months ended September 30, 1998
-------------------------------------
Revenues from external customers                      $  182.6                 $   37.0                   $  219.6
Income (loss) before income taxes                         54.2                     (7.5)                      46.7

Nine months ended September 30, 1999
------------------------------------
Revenues from external customers                      $  574.6                 $  149.2                   $  723.8
Income (loss) before income taxes                        141.5                     (5.0)                     136.5

Nine months ended September 30, 1998
------------------------------------
Revenues from external customers                      $  523.4                 $  106.7                   $  630.1
Income (loss) before income taxes                        147.0                     (5.0)                     142.0

8. Summarized Financial Information of Procor Limited

   Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                         September 30,                December 31,
                                                             1999                         1998
                                                    ---------------------          -------------------
Balance Sheet:
  Railcar lease fleet, net                                       $161,784                     $165,270
  All other assets                                                181,395                      170,214
  Borrowed debt                                                    89,813                       94,409
  All other liabilities                                           105,207                      109,431


                                                   Three Months Ended                               Nine Months Ended
                                                     September 30,                                    September 30,
                                            ------------------------------------           -------------------------------------
                                               1999                  1998                     1999                 1998
                                            --------------       ---------------           --------------       ----------------
Statement of Income:
    Services and net sales                        $ 27,828              $ 29,111               $ 87,283                 $ 83,667
    Gross profit                                     8,661                10,255                 25,928                   27,721
    Net income                                       3,754                 6,648                 10,881                   15,239

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
3rd Quarter 1999 versus 1998
----------------------------

Service revenues increased $11.8 million primarily due to the effects of railcars added to the lease fleet and the acquisition in the fourth quarter of 1998 of a company which provides contract switching services.

Sales revenues increased $8.6 million primarily due to increased sales of railcars and sales of mobile railcar moving vehicles by a company which was acquired in the fourth quarter of 1998.

General and administrative expenses increased $3.1 million primarily due to the acquisition of businesses in 1998.

Nine Months 1999 versus 1998
----------------------------

Service revenues increased $35.9 million primarily due to the effects of railcars added to the lease fleet and the acquisition in the fourth quarter of 1998 of a company which provides contract switching services.

Sales revenues increased $57.8 million primarily due to increased sales of railcars and sales of mobile railcar moving vehicles by a company which was acquired in the fourth quarter of 1998.

General and administrative expenses increased $9.7 million primarily due to the acquisition of businesses in 1998.


Financial Condition
-------------------
1999 versus 1998
----------------

Operating activities provided $164.5 million of cash. These funds, along with the proceeds from the issuance of debt and sale-leaseback transactions were used to provide for railcar additions, advance funds to parent, pay dividends to the Company's stockholder, service borrowed debt obligations, and fund the acquisition of businesses.

Management expects future cash to be provided from operating activities, long-term financings and repayment of funds previously advanced to parent will be adequate to provide for continued expansion of the Company's business and enable it to meet its debt service obligations.


Year 2000
---------

Because of the potential importance to the Company of Year 2000 questions, the Company has established a Year 2000 program to determine the Company's state of readiness and the costs it anticipates it will have to incur in light of any possible problems and to remediate any problems discovered. The Company's Year 2000 assessment indicated that the Company's accounting, invoicing, general business and fleet management systems would be affected by Year 2000 problems. As of September 30, 1999, the Company has completed the necessary corrective work on its accounting, invoicing, general business and fleet management systems that would be affected by Year 2000 problems. The Company's testing of the systems was successfully completed on October 1, 1999.

The Company does not believe its main products (i.e., tank cars and other railcars) have any material Year 2000 exposures. Similarly, no significant problems have been identified in connection with the Company's production machinery and equipment.

The Company is using both in-house resources and outside consultants to implement the necessary changes required by its Year 2000 program. The total cost of the program is estimated to be $5.5 million, which has been and will continue to be funded from operating cash flow. Through September 30, 1999, the Company had spent approximately $5.2 million related to its Year 2000 program, of which $4.8 million has been expensed and $0.4 million has been capitalized. The remaining cost, estimated to be $0.3 million, is expected to be expensed.

For further discussion of the Company's Year 2000 program and risks related thereto, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1999, there has been no significant change to the Company's exposure to and management of market risk since December 31, 1998.


                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of certain environmental matters.


Item 6.   Exhibits and Reports on Form 8-K

     b. No Report on Form 8-K was filed during the quarter ended September 30, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  November 3, 1999              /s/ R.C. Gluth
                                      -------------------------------
                                          R.C. Gluth
                                      Executive Vice President,
                                      Director and Treasurer
                                      (principal financial officer
                                      and principal accounting
                                      officer)