Form 10-K
period 1999-12-31
UNION TANK CAR CO
filed 2000-03-13
CIK 100923

                                                                            1999

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]                   SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 1999

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [_]                   SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to

                        Commission file number:  1-5666

                            UNION TANK CAR COMPANY
            (Exact name of registrant as specified in its charter)

           Delaware                                             36-3104688
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 225 W. Washington Street, Chicago, Illinois                       60606
 -------------------------------------------                       -----
  (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (312) 372-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
    Title of Each Class                                   Which Registered
    -------------------                                ----------------------
          None                                                    -

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ____.
                                       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                            UNION TANK CAR COMPANY

                                   FORM 10-K

                         Year Ended December 31, 1999

                                   CONTENTS

Section                                                                         Page
-------                                                                         ----
Part I.
    Item 1   Business...........................................................  2
    Item 2   Properties.........................................................  9
    Item 3   Legal Proceedings.................................................. 10
    Item 4   Submission of Matters to a Vote of Security Holders................ 10

Part II.
    Item 5   Market for Registrant's Common Equity
              and Related Stockholder Matters................................... 11
    Item 6   Selected Financial Data............................................ 11
    Item 7   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................... 11
    Item 7A  Disclosures about Market Risk...................................... 15
    Item 8   Financial Statements and Supplementary Data........................ 15
    Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 36

Part III.
    Item 10  Directors and Executive Officers of the Registrant................. 36
    Item 11  Executive Compensation............................................. 38
    Item 12  Security Ownership of Certain Beneficial Owners and Management..... 39
    Item 13  Certain Relationships and Related Transactions..................... 39

Part IV.
    Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 40

Signatures...................................................................... 41

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

As of December 31, 1999, the Company's fleet was comprised of 62,207 tank cars and 15,971 railway cars of other types. A total of 30,704 cars were added to the lease fleet during the ten years ended December 31, 1999. These cars accounted for approximately 42% of total railcar lease revenues during 1999. Most of the Company's cars were built by the Company or to its specifications and the balance was purchased from other sources.

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

The Company builds tank cars primarily for use in its leasing business. In addition, the Company builds cars for sale to others. Generally, the Company manufactures a car following the receipt of a firm order for the lease or sale of such car.

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and for periods ranging from one to twenty years. The average term of leases entered into during 1999 for newly-manufactured railcars was approximately seven years. The average term of leases entered into during 1999 for used tank cars and other railcars was approximately four years. Under the terms of most leases, the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads. The Company markets its cars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum utilization of the North American lease fleets, the Company maintains fleet data processing systems which contain information relative to each car, including its mechanical specifications, maintenance and repair data and lease terms.

The Company employs a variety of methods to meet its railcar financing needs. During 1999, the Company entered into a sale-leaseback transaction for $13.2 million, and issued $70.0 million of unsecured medium term notes and $100.0 million of senior secured notes. The Company expects that future railcar financing needs will be met primarily with a combination of secured and unsecured borrowings and sale-leaseback transactions.

Approximately 25% of the Company-owned fleet of railcars is pledged to secure equipment obligations and secured notes. The remaining cars are free of liens.

The Company maintains repair facilities located at strategic points throughout the United States and Canada. In addition to the work performed by the Company, certain maintenance and repair work is performed for the Company's account by railroads when railroad inspection determines the need for such work under the interchange rules of the Association of American Railroads ("AAR").

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

Other Railway Equipment and Services

A subsidiary of the Company manufactures mobile railcar moving vehicles for in-plant and yard switching. Other subsidiaries provide contract switching services to companies with on-site rail yards.

Other Services

A subsidiary of the Company buys, manages, hires, and maintains intermodal tank containers for the transport of liquids and gas.

Segment Information

The principal activity of the Company's primary industry segment is railcar leasing, services and sales. Other activities of the Company, as described above, plus corporate headquarters items, are shown as All Other in the following table:

                                                                               Consolidated
                                               Railcar           All Other        Totals
                                              ----------        -----------    -------------
                                                          (Dollars in Millions)
     1999
     ----
     Revenues from external customers          $  767.7          $ 196.4          $  964.1
     Interest income                                1.0             12.7              13.7
     Interest expense                              72.6              0.5              73.1
     Depreciation and amortization                118.3             12.3             130.6
     Income before income taxes                   163.0             19.1             182.1
     Segment assets                             2,079.6            317.7           2,397.3
     Expenditures for long-lived assets           205.0              8.2             213.2


     1998
     ----
     Revenues from external customers          $  715.3          $ 161.3          $  876.6
     Interest income                                0.1             13.2              13.3
     Interest expense                              70.5              0.6              71.1
     Depreciation and amortization                113.3              8.7             122.0
     Income before income taxes                   175.3             25.6             200.9
     Segment assets                             1,992.5            219.7           2,212.2
     Expenditures for long-lived assets           254.3              4.7             259.0


     1997
     ----
     Revenues from external customers          $  710.0          $ 132.4          $  842.4
     Interest income                                0.2             13.0              13.2
     Interest expense                              74.7              0.7              75.4
     Depreciation and amortization                107.9              5.8             113.7
     Income before income taxes                   142.4             16.0             158.4
     Segment assets                             1,897.9            331.8           2,229.7
     Expenditures for long-lived assets           253.6              7.7             261.3

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on the location of customers.

                                               Long-lived
                                Revenues          Assets
                               ----------     ------------
                                  (Dollars in Millions)

     1999
     ----
        United States            $ 788.5        $ 1,365.8
        Canada                     153.8            530.7
        Other countries             21.8             33.1
                               ----------     ------------
          Consolidated total     $ 964.1        $ 1,929.6
                               ==========     ============

     1998
     ----
        United States            $ 676.6        $ 1,312.9
        Canada                     167.8            491.0
        Other countries             32.2             34.6
                               ----------     ------------
          Consolidated total     $ 876.6        $ 1,838.5
                               ==========     ============

     1997
     ----
        United States            $ 653.5        $ 1,256.1
        Canada                     171.1            502.6
        Other countries             17.8             35.5
                               ----------     ------------
          Consolidated total     $ 842.4        $ 1,794.2
                               ==========     ============

Major Customers

Revenues from any one customer did not exceed 10% of consolidated or industry segment revenues.

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

Employees

As of December 31, 1999, the Company had approximately 4,910 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 1999, the Company spent approximately $6.6 million on remediation and related matters, compared with $5.7 million and $7.8 million in 1998 and 1997, respectively. The Company expects to spend approximately $7.0 million in 2000 on similar activities.

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

The Company estimates that its plant facilities were utilized during the year at an average of approximately 80% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 75% for sulphur processing, 85% for fastener production, 65% for containment vessel head manufacturing, 95% for liquefied petroleum gas storage, and 60% for railcar moving vehicles manufacturing.

Railcars

The Company owns approximately 86% of its total lease fleet of 78,178 railcars, of which 62,207 are tank cars and 15,971 are other railway freight cars. Of the approximately 67,060 owned cars, 50,053 are free of liens. Cars which are not owned are leased from others under long-term net leases.

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

Sulphur Processing

A subsidiary of the Company owns facilities in Canada which process liquefied sulphur into crystalline slates and granules and handle the formed product. The Company also owns facilities in North America for the manufacture and distribution of sulphur bentonite products and micronutrients.

Fasteners

The Company owns (either directly or through its subsidiaries) fastener manufacturing facilities in Ashland, Ohio; Milton, Ontario; Montreal, Quebec; and Gaffney, South Carolina. In addition, the Company leases several small plants in the United States, Canada, China, and Sweden.

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

Other Properties

The Company and its subsidiaries maintain numerous sales and business offices and warehouses, most of which are leased, throughout North America and Europe.


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. See discussion of Environmental Matters in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

Not applicable.


ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the year ended December 31,
                                 ---------------------------------------------------------------------------------
                                    1999              1998             1997              1996              1995
                                 -----------      ------------     -------------    -------------     ------------
                                                               (Dollars in Thousands)

   Services and net sales          $ 964,109         $ 876,643         $ 842,354        $ 680,642        $ 725,712
   Net income                        116,557           127,421           101,250          102,583           84,465
   Ratio of earnings to
     fixed charges                      2.96 x            3.23 x            2.74 x           2.84 x           2.41 x
   At year end:
     Total assets                $ 2,397,319       $ 2,212,175       $ 2,229,664      $ 2,006,820      $ 2,003,346

     Long-term obligations           941,551           821,470           858,656          528,344          732,207

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This annual report on Form 10-K for the year ended December 31, 1999 contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein.

1999 versus 1998

Results of Operations
---------------------

Service revenues increased $44.7 million primarily due to the effects of railcars added to the lease fleet and the acquisition in the fourth quarter of 1998 of a company which provides contract switching services, partly offset by weaker sulphur processing activities.

Sales revenues increased $42.7 million primarily due to increased sales of railcars and sales of mobile railcar moving vehicles by a company which was acquired in the fourth quarter of 1998.

General and administrative expenses increased $11.1 million primarily due to the acquisition of businesses in the fourth quarter of 1998.

Gross margin percentages decreased from the comparable period in 1998 primarily due to increased railcar maintenance expenses and weaker demand for sulphur products.

Financial Condition
-------------------

Operating activities provided $288.7 million of cash in 1999. These funds, along with the proceeds from the issuance of debt and sale-leaseback transaction, were used to provide for railcar additions, advance funds to parent, pay dividends to the Company's stockholder, service borrowed debt obligations, and fund the acquisition of businesses. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1999, the Company spent $213.2 million for the construction and purchase of railcars and other fixed assets and $11.8 million for the purchase of assets engaged in managing intermodal tank containers, and other assets.

Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 89% have been for railcars. Since all material capital expenditures for railcars are incurred subsequent to receipt of firm customer orders, such expenditures are discretionary to the Company based on its desire to invest in those particular railcars.

In 1999, the Company issued $70.0 million in unsecured medium term notes, $100.0 million in senior secured notes, and entered into a sale-leaseback transaction for $13.2 million. Other financing activities of the Company included $62.9 million for principal repayments on borrowed debt and $82.0 million for cash dividends. Net cash provided by financing activities was $43.6 million.

Management expects that the future cash to be provided by operating activities, long-term financings, and repayment of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The following table presents the scheduled cash inflows and outflows over the next five years based on leases and indebtedness outstanding as of December 31, 1999:

                                              2000            2001             2002              2003              2004
                                           -----------    ------------     ------------      ------------      -----------
                                                                       (Dollars in Millions)
Cash Inflows
------------
Minimum future lease rentals                $ 419.1          $ 336.5           $ 262.3          $ 191.4           $ 125.9

Cash Outflows
-------------
Minimum future lease payments                  55.5             59.7              57.1             57.7              60.7
Principal amount of obligations                42.5             77.8              76.2             47.3              79.9
                                           -----------    ------------     ------------      ------------      -----------
Excess (Deficit) of inflows over outflows   $ 321.1          $ 199.0           $ 129.0           $ 86.4           $ ( 14.7)
                                           ===========    ============     ============      ============      ===========

The minimum future lease rentals above relate to leases in effect at December 31, 1999. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

The Company has consistently maintained high fleet utilization. Although the Company's lease fleet utilization decreased during 1999, utilization has averaged 98% during the last five years. Utilization rates of the Company's existing railcars are driven by the long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and the suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases, which average four years for existing equipment and longer for new equipment.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $9.1 million and $3.4 million at December 31, 1999 and 1998, respectively.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective January 1, 2001. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not believe the effect of adoption will have a material impact on the Company's financial statements.


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


Year 2000 Readiness Disclosure
------------------------------

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred approximately $5.5 million in cumulative costs of projects dedicated solely to the Year 2000 remediation. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                                                                                                           Fair Value
                          2000       2001       2002       2003        2004      Thereafter     Total      12-31-99
                         -------   -------    -------    -------     -------    ------------   -------    -----------
                                                          (Dollars in Millions)
Fixed rate debt          $ 42.3    $ 77.8     $ 75.9     $ 47.1      $ 79.9       $ 660.3      $ 983.3     $ 1,010.6
Average interest rate      8.76%     7.73%      7.28%      8.30%       7.44%         6.98%        7.32%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  16

Financial Statements

Consolidated statement of income for each of the three years in the period ended December 31, 1999.....................................  17

Consolidated balance sheet - December 31, 1999 and 1998..................  18

Consolidated statement of stockholder's equity for each of the three years in the period ended December 31, 1999............................  19

Consolidated statement of cash flows for each of the three
  years in the period ended December 31, 1999............................  20

Notes to consolidated financial statements...............................  21

                        REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                        ERNST & YOUNG LLP


Chicago, Illinois
March 8, 2000

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                            (Dollars in Thousands)

                                         For the Year Ended December 31,
                                    -----------------------------------------
                                       1999           1998            1997
                                    ---------       ---------       ---------
Revenues
   Services (leasing and other)     $ 624,818       $ 580,092       $ 560,174
   Net sales                          339,291         296,551         282,180
                                    ---------       ---------       ---------
                                      964,109         876,643         842,354

Interest income                        13,665          13,255          13,234
(Loss) Gain on sale of assets          (1,659)          6,383             102
Other income                           12,190          10,338           5,165
                                    ---------       ---------       ---------
                                      988,305         906,619         860,855
Costs and expenses
   Cost of services                   364,383         320,280         318,294
   Cost of sales                      293,976         250,720         251,008
   General and administrative          74,703          63,610          57,828
   Interest expense                    73,117          71,131          75,356
                                    ---------       ---------       ---------
                                      806,179         705,741         702,486
                                    ---------       ---------       ---------

Income before income taxes            182,126         200,878         158,369

Provision for income taxes
   Current                             41,800          60,867          51,727
   Deferred income taxes
     and investment tax credits        23,769          12,590           5,392
                                    ---------       ---------       ---------
                                       65,569          73,457          57,119
                                    ---------       ---------       ---------

Net income                          $ 116,557       $ 127,421       $ 101,250
                                    =========       =========       =========

Ratio of earnings to fixed charges       2.96 x          3.23 x          2.74 x
                                    =========       =========       =========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                            (Dollars in Thousands)


                                                              December 31,
                                                       ------------------------
                                                        1999          1998
                                                       -----------  -----------
Assets
------
Cash and cash equivalents                              $    50,607  $    58,423
Accounts receivable, primarily due within one year,
  less allowance for doubtful accounts of $3,952 in
  1999 and $4,121 in 1998                                   76,160       82,729
Inventories                                                 85,165       90,123
Prepaid expenses and deferred charges                        9,635       11,411
Advances to parent company,
  principally at LIBOR plus 1%                             246,168      130,940
Railcar lease fleet, net                                 1,653,495    1,575,014
Fixed assets, net                                          189,803      177,055
Investment in direct financing lease                        34,012       32,629
Other assets                                                52,274       53,851
                                                       -----------  -----------
      Total assets                                     $ 2,397,319  $ 2,212,175
                                                       ===========  ===========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                       $    24,361  $    20,082
Accrued rent                                                70,173       62,056
Accrued liabilities                                        185,286      190,841
Borrowed debt                                              984,067      868,421
                                                       -----------  -----------
                                                         1,263,887    1,141,400

Deferred items
  Deferred income taxes and investment tax credits         465,793      437,693


Stockholder's equity
  Common stock, no par value; 1,000 shares authorized
    and issued                                             106,689      106,689
  Additional capital                                         6,346        6,346
  Retained earnings                                        554,604      520,047
                                                       -----------  -----------
    Total stockholder's equity                             667,639      633,082
      Total liabilities, deferred items and            -----------  -----------
        stockholder's equity                           $ 2,397,319  $ 2,212,175
                                                       ===========  ===========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 Years Ended December 31, 1999, 1998 and 1997

                            (Dollars in Thousands)

                                    Common            Additional         Retained
                                     Stock             Capital          Earnings          Total
                                     -----             -------          --------          -----
Balance at December 31, 1996        $ 106,689         $ 6,346           $ 450,715        $ 563,750

Net income                                  -               -             101,250          101,250
Cash dividends                              -               -             (70,000)         (70,000)
                                    ---------         -------           ---------        ---------
Balance at December 31, 1997          106,689           6,346             481,965          595,000

Net income                                  -               -             127,421          127,421
Cash dividends                              -               -             (48,000)         (48,000)
Non-cash dividends                          -               -             (41,339)         (41,339)
                                    ---------         -------           ---------        ---------
Balance at December 31, 1998          106,689           6,346             520,047          633,082

Net income                                  -               -             116,557          116,557
Cash dividends                              -               -             (82,000)         (82,000)
                                    ---------         -------           ---------        ---------
Balance at December 31, 1999        $ 106,689         $ 6,346           $ 554,604        $ 667,639
                                    =========         =======           =========        =========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Dollars in Thousands)

                                                                    For the Year Ended December 31,
                                                              -------------------------------------------
                                                                 1999             1998             1997
                                                              ---------        ---------        ---------
Cash flows from operating activities:
 Net income                                                   $ 116,557        $ 127,421        $ 101,250
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                130,611          121,998          113,663
   Gain on disposition of railcars and other fixed assets        (3,895)          (5,699)          (4,951)
   Deferred taxes                                                23,769           12,590            5,392
   Other non-cash income and expenses                               493              799            1,863
   Changes in operating assets and liabilities                   21,176           (1,062)             134
                                                              ---------        ---------        ---------
Net cash provided by operating activities                       288,711          256,047          217,351

Cash flows from investing activities:
 Construction and purchase of railcars and
  other fixed assets                                           (213,246)        (259,007)        (261,306)
 Increase in advance to parent                                 (126,314)            (520)         (57,105)
 (Increase) Decrease in other assets and investments             (3,646)           7,679           12,849
 Proceeds from disposals of railcars
  and other fixed assets                                         11,618            9,814            9,767
 Purchases of businesses, net of cash acquired                  (11,764)         (22,731)         (10,642)
                                                              ---------        ---------        ---------
Net cash used in investing activities                          (343,352)        (264,765)        (306,437)

Cash flows from financing activities:
 Proceeds from issuance of borrowed debt                        175,234           80,550          400,000
 Proceeds from sale-leaseback transactions                       13,200          130,018              -
 Principal payments of borrowed debt                            (62,855)        (188,771)        (210,143)
 Cash dividends                                                 (82,000)         (48,000)         (70,000)
                                                              ---------        ---------        ---------
Net cash provided by (used in) financing activities              43,579          (26,203)         119,857

Effect of exchange rates on cash and cash equivalents             3,246           (6,365)          (2,977)
                                                              ---------        ---------        ---------
Net (decrease) increase in cash and cash equivalents             (7,816)         (41,286)          27,794

Cash and cash equivalents at beginning of year                   58,423           99,709           71,915
                                                              ---------        ---------        ---------

Cash and cash equivalents at end of year                      $  50,607        $  58,423        $  99,709
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

    Revenue Recognition

Revenue from sales of products is generally recognized upon shipment to customers.

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

     Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

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

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 1999, 1998 and 1997, MIC absorbed a loss of $585, a gain of $1,968, and a gain of $504, respectively.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 10% of consolidated lease revenues. Each lease involves one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 1999 for newly-manufactured cars was approximately seven years. The average term of leases entered into during 1999 for used tank cars and other railcars was approximately four years. Under the terms of most of the leases, the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 1999:

                          Direct
                        Financing         Operating
                         Leases             Leases           Total
                       ---------        -----------      -----------
2000                     $ 3,932        $   415,150      $   419,082
2001                       2,138            334,395          336,533
2002                           -            262,327          262,327
2003                           -            191,362          191,362
2004                           -            125,880          125,880
2005 and thereafter            -            296,041          296,041
                       ---------        -----------      -----------
  Totals                 $ 6,070        $ 1,625,155      $ 1,631,225
                       =========        ===========      ===========

The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                             December 31,
                                      -------------------------
                                        1999              1998
                                      --------         --------
Minimum future lease rentals          $  6,070         $  9,261
Estimated residual values                8,238            7,785
                                      --------         --------
Gross investment                        14,308           17,046
Less unearned income                      (181)          (1,598)
                                      --------         --------
Net investment                        $ 14,127         $ 15,448
                                      ========         ========
Classified as
  Railcar lease fleet (cost)          $ 27,459         $ 25,951
  Less accumulated depreciation        (13,332)         (10,503)
                                      --------         --------
                                      $ 14,127         $ 15,448
                                      ========         ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Railcar Lease Fleet and Fixed Assets


                                                   December 31,
                                             ----------------------------
                                                1999             1998
                                             -----------      -----------
          Railcar lease fleet
            Gross cost                       $ 2,935,954      $ 2,769,163
            Less accumulated depreciation     (1,282,459)      (1,194,149)
                                             -----------      -----------
                                             $ 1,653,495      $ 1,575,014
                                             ===========      ===========
          Fixed assets, at cost
            Land                             $     8,196      $     7,882
            Buildings and improvements           121,859          118,740
            Machinery and equipment              297,318          265,306
                                             -----------      -----------
                                                 427,373          391,928
            Less accumulated depreciation       (237,570)        (214,873)
                                             -----------      -----------
                                             $   189,803      $   177,055
                                             ===========      ===========

5.   Investment in Direct Financing Lease

In 1987, one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18 year period.

Minimum future rentals to be received on the lease are as follows at December 31, 1999:


               2000                     $  5,802
               2001                        5,802
               2002                        5,802
               2003                        5,802
               2004                        5,802
               2005                        5,802
                                        --------
                   Total                $ 34,812
                                        ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment is recoverable from future lease payments and estimated residual value, as follows:


                                                         December 31,
                                                  --------------------------
                                                     1999             1998
                                                  ---------         --------
               Minimum future lease rentals        $ 34,812         $ 36,859
               Estimated residual value              16,436           15,533
                                                  ---------         --------

               Gross investment                      51,248           52,392
               Less unearned income                 (17,236)         (19,763)
                                                  ---------         --------
               Net investment                      $ 34,012         $ 32,629
                                                  =========         ========

6.   Lease Commitments

The Company as lessee has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:

                                        December 31,
                                  -------------------------
                                    1999             1998
                                  --------         --------
Capitalized lease cost            $ 16,384         $ 16,415
Less accumulated depreciation       (9,494)          (8,980)
                                  --------         --------
                                  $  6,890         $  7,435
                                  ========         ========


In 1999, the Company entered into a sale-leaseback transaction with a financial institution pursuant to which it sold and leased back an aggregate of $13,200 in railcars. The Company has an option to purchase all of the railcars at a fixed purchase price on January 31, 2019.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 1999, future minimum rental commitments for all noncancelable leases are as follows:

                                                                             Operating Leases
                                                               ---------------------------------------------
                                              Capitalized        Sale-            Other              Total
                                                 Leases        Leaseback        Operating          Operating
                                              -----------      ---------        ---------          ---------
2000                                               $ 91        $  52,645        $   2,763          $  55,408
2001                                                 84           57,130            2,472             59,602
2002                                                  -           55,360            1,726             57,086
2003                                                  -           56,030            1,628             57,658
2004                                                  -           59,170            1,482             60,652
2005 and thereafter                                   -          519,280           19,855            539,135
                                              ---------        ---------        ---------          ---------
                                                    175        $ 799,615        $  29,926          $ 829,541
                                                               =========        =========          =========
Less amount representing interest                   (32)
                                              ---------
Present value of minimum lease payments             143
Less current portion                                (69)
                                              ---------
Long-term obligation at December 31, 1999          $ 74
                                              =========

Minimum future sublease revenue to be received under existing capitalized and sale-leaseback leases as of December 31, 1999 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

                                                                                Sale-
                                                             Capitalized      Leaseback
                                                               Leases           Leases
                                                             -----------     ------------
          2000                                                   $ 2,508        $  61,254
          2001                                                     1,675           54,198
          2002                                                         -           46,489
          2003                                                         -           34,100
          2004                                                         -           23,196
          2005 and thereafter                                          -           71,850
                                                             -----------     ------------
                                                                 $ 4,183        $ 291,087
                                                             ===========     ============

Sublease rentals recorded as revenue for the years ended December 31, 1999, 1998 and 1997 were approximately $80,000, $71,000 and $65,000, respectively.

Rentals charged to costs and expenses were $61,531, $57,191, and $48,101 in 1999, 1998, and 1997, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Borrowed Debt

                                                                           December 31,
                                                                      ------------------------
                                                                        1999           1998
                                                                      ---------      ---------
     Unsecured notes, due from 2001 - 2009 at 5.78% - 7.45%
     (average rate 6.86% as of December 31, 1999 and 6.98% as of
     December 31, 1998)                                               $ 550,000      $ 480,000

     Equipment obligations, payable periodically through 2009 at
     6.50% - 11.80% (average rate 8.07% as of December 31, 1999
     and 8.29% as of December 31, 1998)                                 308,307        367,627

     Senior Secured Notes, 6.79%, due in 2010                           100,000              -

     Other long-term borrowings, payable periodically through
     June 16, 2014 (average rate of 10.73% as of December 31,
     1999 and 12.13% as of December 31, 1998)                            25,760         20,794
                                                                      ---------      ---------
                                                                      $ 984,067      $ 868,421
                                                                      =========      =========

Equipment obligations are secured by railcars with an original cost of $827,357 and $941,550 at December 31, 1999 and 1998, respectively. The above equipment obligations include $136 and $188 of capitalized leases at December 31, 1999 and 1998, respectively.

In March 1999, the Company issued $45,000 principal amount of unsecured Medium-Term Notes. The notes bear interest at rates between 6.00% and 6.35% with maturities ranging from three to nine years. Interest is payable semiannually on March 1 and September 1, commencing September 1, 1999.

In April 1999, the Company issued $25,000 principal amount of unsecured Medium-Term Notes. The notes bear interest at 5.91% with maturity on May 1, 2002. Interest is payable semiannually on March 1 and September 1, commencing September 1, 1999.

In May 1999, the Company issued $100,000 principal amount of Senior Secured Notes. The notes bear interest at 6.79% per annum and mature on May 1, 2010. Interest on the notes is payable semiannually on May 1 and November 1, commencing November 1, 1999. The notes are secured by railcars with an original cost of $133,347.

The Company's Canadian subsidiaries have approximately $12,802 of credit lines available on a no-fee basis. No amounts were outstanding as of December 31, 1999 and 1998.

Maturities of debt obligations for the years 2000 - 2004 are $323,736 as follows: $42,516 in 2000, $77,790 in 2001, $76,190 in 2002, $47,315 in 2003 and
$79,925 in 2004.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of borrowed debt is as follows:

                                                 December 31,
                                       ----------------------------
                                          1999              1998
                                       -----------        ---------
          Unsecured notes              $   574,789        $ 510,586
          Equipment obligations            313,691          399,669
          Senior Secured Notes              94,453                -
          Other long-term borrowings        28,422           26,090
                                       -----------        ---------
                                       $ 1,011,355        $ 936,345
                                       ===========        =========

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the provision for income taxes:

                                                     1999              1998             1997
                                                   --------          --------         --------
     State
      Current                                      $   1,694         $   2,232        $   1,221
      Deferred                                         1,014               277              860
     Federal
      Current                                         22,449            29,760           30,417
      Deferred and investment tax credit              27,048            17,587            9,212
     Foreign
      Current                                         17,657            28,875           20,089
      Deferred and investment tax credit              (4,293)           (5,274)          (4,680)
                                                   ---------         ---------        ---------
        Total                                      $  65,569         $  73,457        $  57,119
                                                   =========         =========        =========

In 1999, 1998, and 1997, the Company paid foreign withholding taxes of $2,112, $2,594, and $1,481, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

                                                      1999              1998             1997
                                                   ---------         ---------        ---------
      Domestic                                     $ 153,029         $ 153,607        $ 125,309
      Foreign                                         29,097            47,271           33,060
                                                   ---------         ---------        ---------
        Total                                      $ 182,126         $ 200,878        $ 158,369
                                                   =========         =========        =========

Income tax effects of significant items which resulted in effective tax rates of 36.0% in 1999, 36.6% in 1998, and 36.1% in 1997 follow:

                                                      1999              1998             1997
                                                   ---------         ---------         ---------
     Federal income taxes at 35% statutory rate    $  63,744         $  70,307        $  55,429
     Increase (decrease) resulting from:
       Amortization of investment tax credits         (2,013)           (2,139)          (2,275)
       State income taxes, net of federal income
        tax benefit                                    2,115             1,728            1,654
       Excess tax provided on foreign income           2,517             4,408            3,624
       Other, net                                       (794)             (847)          (1,313)
                                                   ---------         ---------        ---------
         Total income taxes                        $  65,569         $  73,457        $  57,119
                                                   =========         =========        =========

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefited.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of net deferred tax balances are as follows:

                                                         1999          1998
                                                      ----------    ----------

       Excess of tax over book depreciation           $ (470,850)   $ (442,169)
       Other                                             (33,506)      (34,764)
                                                      ----------    ----------
          Gross liabilities                             (504,356)     (476,933)


       Expenses per books not yet deductible for tax      29,476        31,326
       Other                                              22,702        23,312
                                                      ----------    ----------
          Gross assets                                    52,178        54,638

       Deferred investment tax credits                   (13,615)      (15,398)
                                                      ----------    ----------
       Net deferred income tax liability              $ (465,793)   $ (437,693)
                                                      ==========    ==========

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next nine years) in the gross amount of $4,000 at December 31, 1999 and $5,200 at December 31, 1998.

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

The Company has certain environmental matters currently pending, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Pension Benefits

Substantially all of the Company's employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 1999, 1998 and 1997 was $9,602, $8,175, and $6,830,
respectively.

As of December 31, 1999, the Company's defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan income was $441, $191, and $59 for 1999, 1998, and 1997, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $897 and $1,610 at December 31, 1999 and 1998, respectively.

11. Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 1999 and 1998, the liability for postretirement health care and life insurance benefits was $3,920 and $4,003 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $424, $422 and $333 in 1999, 1998, and 1997, respectively.

12. Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times that interest expense, amortization of debt discount, and the interest component of rent expense were covered by income before income taxes and such interest, amortization, and the interest component of rentals.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13. Summarized Financial Information of Procor Limited

Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, is as follows:

                                                       December 31,
                                                 ------------------------
                                                   1999           1998
                                                 ---------      ---------
       Balance Sheet:
        Railcar lease fleet, net                 $ 160,781      $ 165,270
        All other assets                           183,684        170,214
        Borrowed debt                               72,738         94,409
        All other liabilities                      117,849        109,431



                                           Years Ended December 31,
                                      -----------------------------------
                                        1999          1998         1997
                                      ---------    ---------    ---------
       Statement of Income:
        Services and net sales        $ 115,693    $ 115,791    $ 111,856
        Gross profit                     34,753       41,088       39,292
        Net income                       14,156       21,707       18,377


Services and net sales in 1999, 1998, and 1997 includes $25,530, $23,497, and $18,795, respectively, representing the sale of railcars to Procor Limited's parent.

14. Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.


                                       Interest    Management   Insurance
                                        Income      Expense      Billed
                                      ---------    ----------   ---------
       1999                             $ 9,682       $ 4,153     $ 2,460
       1998                               9,056         4,435       1,999
       1997                               9,350         4,415       2,222

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $200,994 and $110,481 at December 31, 1999 and 1998,
respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in receivables of $45,174 and $20,459 at December 31, 1999 and 1998, respectively, that are included in advances to parent company.

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

The administrative fee which Marmon charges to the Company and other entities to which it provides services is calculated using activity-based management concepts. The various Marmon departments allocate both time and expenses to the entities for which it provided services for the previous year.

Marmon takes the amount derived from this exercise and applies discretion to determine the final administrative services fee to be charged. The factors which are considered include matters such as the following: any known operating problems and risks that require or may require additional time to be devoted to the Company by Marmon; significant expansion programs; significant contracts; unusual tax or accounting matters; and the experience and length of service of the Company's management.

Included in the preceding table as insurance billed are $1,158 in 1999, $1,128 in 1998 and $896 in 1997 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 1986, the Company entered into a partnership with an affiliate for the purpose of purchasing used railcars. The Company's investment as of December 31, 1999 and 1998 was $61,189 and $57,614, respectively, which represents 80% ownership in this partnership. The minority partner's interest in the partnership at December 31, 1999 and 1998 is $15,297 and $14,403, respectively, which is included in accrued liabilities. The minority interest in income, $894, $900 and $887 for the years ended December 31, 1999, 1998 and 1997, respectively, is included as a charge against other income.

15. Derivative Financial Instruments

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $9,100 and $3,365 at December 31, 1999 and 1998, respectively.

16. Quarterly Data (Unaudited)

                                                  Three Months Ended
                                   ----------------------------------------------
                                    March 31     June 30    Sept. 30     Dec. 31
                                   ----------  ----------  ----------  ----------
 1999
  Net sales and services revenues  $  226,506  $  257,328  $  239,971  $  240,304
  Cost of sales and services          150,122     180,601     165,893     161,743
                                   ----------  ----------  ----------  ----------
  Gross profit                         76,384      76,727      74,078      78,561

  Net income                       $   28,451  $   28,879  $   27,570  $   31,657
                                   ==========  ==========  ==========  ==========

 1998
  Net sales and services revenues  $  195,614  $  214,845  $  219,610  $  246,574
  Cost of sales and services          123,189     141,382     144,289     162,140
                                   ----------  ----------  ----------  ----------
  Gross profit                         72,425      73,463      75,321      84,434

  Net income                       $   30,423  $   27,476  $   26,927  $   42,595
                                   ==========  ==========  ==========  ==========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


17. Supplementary Disclosures of Cash Flow Information

                                                      For the Year Ended December 31,
                                                  ----------------------------------------
                                                     1999           1998           1997
                                                  ----------     ----------     ----------
 Changes in operating assets and liabilities:
  Accounts receivable                             $    9,167     $    4,128     $    1,419
  Inventories                                          6,917         (8,991)        (5,923)
  Prepaid expenses and deferred charges                1,929          2,773            (41)
  Accounts payable and accrued liabilities             3,163          1,028          4,679
                                                  ----------     ----------     ----------
                                                  $   21,176     $   (1,062)    $      134
                                                  ==========     ==========     ==========

 Cash paid during the year for:
  Interest (net of amount capitalized)            $   73,579     $   73,140     $   72,647
  Income taxes                                        52,747         54,855         54,233

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in advances to parent.

18. Industry Segment Information

The Company's industry and geographic data are found under the "Segment Information" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                     First Elected
                Name                     Age                  Positions or Offices                    to Position
     ---------------------------         ---      ------------------------------------------      --------------------
     Frank D. Lester                      59      District Sales Manager                                 1979
                                                  Vice President - Sales                                 1981
                                                  Vice President - Quality                               1988
                                                  President - Procor Division                            1994
                                                  Vice President and
                                                    President - Tank Car Division                        1999

     Mark J. Garrette                     46      Vice President - Tank Car Division                     1994
                                                  Vice President and Senior Vice President
                                                    and Controller - Tank Car Division                   1994

     Kenneth P. Fischl                    50      Manager - Tank Car Marketing
                                                    and Administration                                   1979
                                                  Vice President - Fleet Management                      1981
                                                  Vice President                                         1992
                                                  Executive Vice President and
                                                    General Manager - Tank Car Division                  1992
                                                  President - Tank Car Division                          1993
                                                  Director                                               1994

     Robert C. Gluth                      75      Director                                               1981
                                                  Executive Vice President                               1981
                                                    and served as Treasurer between
                                                    February, 1986 and January, 1987
                                                    and since October, 1989

     Robert A. Pritzker                   73      Director                                               1981
                                                  President                                              1981

     Robert W. Webb                       60      General Counsel                                        1986
                                                  Secretary                                              1986

Frank D. Lester

Mr. Lester joined the Tank Car Division in 1979 as a district sales manager. In 1981, he was promoted to Vice President - Sales, and in 1988, he was named Vice President - Quality. In 1994, Mr. Lester was promoted to President of Procor Division. In August, 1999, Mr. Lester was named President of the Tank Car Division, replacing Kenneth P. Fischl, and appointed a Vice President of the Company.

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

Robert C. Gluth

Mr. Gluth is Executive Vice President and a Director of Marmon Industrial LLC ("MIC"), Vice President, Treasurer and a Director of Holdings, Executive Vice President and Director of The Marmon Corporation ("TMC"), and Executive Vice President and a Director of Marmon. Mr.Gluth is also Treasurer of each of TMC, MIC and Marmon.

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


ITEM 11. EXECUTIVE COMPENSATION

Frank D. Lester, Vice President, and Mark J. Garrette, Vice President, were the only executive officers of the Company who in the year ended December 31, 1999, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 1999 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, have been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Lester and Mr. Garrette:

                          Summary Compensation Table

                                                  Annual Compensation            All Other
                                           ---------------------------------
Name and Principal Position                 Year       Salary        Bonus     Compensation*
-----------------------------------        ------     --------     ---------   -------------
Frank D. Lester
  Vice President of the Company             1999      $220,200     $  33,600      $  15,000
  and President of the Tank Car
  Division

Mark J. Garrette,
  Vice President of the Company             1999       180,300        38,000         21,000
  and Senior Vice President of the          1998       171,700        35,000         20,200
  Tank Car Division                         1997       164,400        32,000         18,300


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of certain related party transactions.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

                                                                            Page
                                                                            ----
a)  1. Financial Statements -

         Consolidated statement of income for each of the three years
          in the period ended December 31, 1999............................   17
         Consolidated balance sheet  - December 31, 1999 and 1998..........   18
         Consolidated statement of stockholder's equity for each of
          the three years in the period ended December 31, 1999............   19
         Consolidated statement of cash flows for each of the three
          years in the period ended December 31, 1999......................   20
         Notes to consolidated financial statements........................   21

    2. Schedules

         Financial statement schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

    3. Index to Exhibits...................................................   42


b)       Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended December 31, 1999.

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

Dated: March 8, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                         Title                         Date
        ---------                         -----                         ----

/s/ Robert A. Pritzker         President and Director              March 8, 2000
---------------------------
    Robert A. Pritzker          (principal executive officer)

/s/ Robert C. Gluth            Executive Vice President,           March 8, 2000
---------------------------
    Robert C. Gluth             Director and Treasurer
                                (principal financial officer
                                 and principal accounting
                                 officer)

/s/ Kenneth P. Fischl           Director                           March 8, 2000
---------------------------
    Kenneth P. Fischl

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

Exhibit 12     Statements re computation of ratios
                 The computation of the Ratio of Earnings to Fixed Charges (summarized in Note 12 to the consolidated financial
                 statements)..............................................   43

Exhibit 21     Subsidiaries of the registrant  ...........................   44

Exhibit 23     Consent of Ernst & Young LLP, Independent Auditors ........   45

Exhibit 27 Financial Data Schedule (submitted with the electronic filing of this document)

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.