Form 10-Q
period 2000-03-31
UNION TANK CAR CO
filed 2000-05-05
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]            OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [_]            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to _________

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

                           Yes   X         No ______
                               ----

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

                                                                                Page
                                                                                ----
Part I. Financial Information

        Item 1.  Financial Statements


                 Condensed consolidated statement of income -
                  three months ended March 31, 2000 and 1999                      3

                 Condensed consolidated balance sheet -
                  March 31, 2000 and December 31, 1999                            4

                 Condensed consolidated statement of cash flows -
                  three months ended March 31, 2000 and 1999                      5

                 Notes to condensed consolidated financial statements         6 - 7

        Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                8

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk       9

Part II.  Other Information

        Item 1.  Legal Proceedings                                                9

        Item 6.  Exhibits and Reports on Form 8-K                                 9

Signatures                                                                       10

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)



                                                                             Three Months Ended
                                                                                  March 31,
                                                                -------------------------------------------
                                                                        2000                    1999
                                                                ------------------     --------------------
Revenues
   Services (leasing and other)                                       $161,176                $153,319
   Net sales                                                            67,174                  73,187
                                                                     ---------               ---------

                                                                       228,350                 226,506
Other income                                                             7,877                   5,281
                                                                     ---------               ---------

                                                                       236,227                 231,787
Costs and expenses
   Cost of services                                                     94,896                  88,162
   Cost of sales                                                        55,994                  61,960
   General and administrative                                           16,662                  17,554
   Interest                                                             18,221                  17,045
                                                                     ---------               ---------

                                                                       185,773                 184,721
                                                                     ---------               ---------

Income before income taxes                                              50,454                  47,066

Provision for income taxes
   Current                                                              10,697                  13,316
   Deferred                                                              9,213                   5,299
                                                                     ---------               ---------

                                                                        19,910                  18,615
                                                                     ---------               ---------

Net income                                                            $ 30,544                $ 28,451
                                                                     =========               =========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)



                                                                  March 31,              December 31,
                                                                    2000                    1999
                                                            -------------------      -------------------
                                                                 (Unaudited)
Assets
------

Cash and cash equivalents                                       $   55,721               $   50,607
Accounts receivable, primarily due within one year                  95,744                   76,160
Inventories                                                         90,413                   85,165
Prepaid expenses and deferred charges                               11,569                    9,635
Advances to parent company,
    principally at LIBOR plus 1%                                   221,568                  246,168
Railcar lease fleet, net                                         1,673,820                1,653,495
Fixed assets, net                                                  190,587                  189,803
Investment in aircraft direct financing lease                       33,360                   34,012
Other assets                                                        47,178                   52,274
                                                                ----------               ----------

      Total assets                                              $2,419,960               $2,397,319
                                                                ==========               ==========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                $   23,898               $   24,361
Accrued liabilities                                                233,179                  255,459
Borrowed debt, including $42,867 due within
    one year ($42,516 at December 31, 1999)                        974,348                  984,067
                                                                ----------               ----------

                                                                 1,231,425                1,263,887


Deferred income taxes and investment tax credits                   474,758                  465,793


Stockholder's equity
  Common stock and additional capital                              149,629                  113,035
  Retained earnings                                                564,148                  554,604
                                                                ----------               ----------

    Total stockholder's equity                                     713,777                  667,639
                                                                ----------               ----------
      Total liabilities, deferred items and
               stockholder's equity                             $2,419,960               $2,397,319
                                                                ==========               ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                     ---------------------------------------
                                                                            2000                   1999
                                                                     ---------------         ---------------
Cash flows from operating activities:
  Net income                                                             $ 30,544              $ 28,451
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                       32,750                32,113
       Deferred taxes                                                       9,213                 5,299
       Gain on disposition of railcars and other fixed assets              (1,562)                 (946)
       Other non-cash income and expenses                                     630                   449
       Changes in assets and liabilities:
         Accounts receivable                                              (15,835)              (10,152)
         Inventories                                                       (5,882)                3,387
         Prepaid expenses and deferred charges                             (1,943)                1,016
         Accounts payable and accrued expenses                            (22,153)              (24,577)
                                                                         --------              --------
Net cash provided by operating activities                                  25,762                35,040

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets            (55,160)              (65,801)
  Decrease in advance to parent                                            61,469                 7,720
  Increase in other assets                                                   (162)               (8,722)
  Proceeds from disposals of railcars and other fixed assets                3,926                 2,549
                                                                         --------              --------
Net cash provided by (used in) investing activities                        10,073               (64,254)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                     542                45,000
  Proceeds from sale-leaseback transaction                                      -                13,200
  Principal payments of borrowed debt                                     (10,122)               (9,248)
  Cash dividend                                                           (21,000)              (20,000)
                                                                         --------              --------
Net cash (used in) provided by financing activities                       (30,580)               28,952

Effect of exchange rates on cash and cash equivalents                        (141)                  769
                                                                         --------              --------
Net increase in cash and cash equivalents                                   5,114                   507

Cash and cash equivalents at beginning of year                             50,607                58,423
                                                                         --------              --------
Cash and cash equivalents at end of period                               $ 55,721              $ 58,930
                                                                         ========              ========
Cash paid during the period for:
  Interest (net of amount capitalized)                                   $ 21,399              $ 19,958
  Income taxes                                                              9,863                17,955

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     The 2000 interim results presented herein are not necessarily indicative of the results of operations for the full year 2000.

3. As more fully described in the Company's 1999 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 2000 and 1999, Marmon Industrial absorbed losses of $20 and $252, respectively.

6. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $8,630 at March 31, 2000 and $9,100 at December 31, 1999.

7.   Segment Information

                                                                                        Consolidated
                                                      Railcar         All Other           Totals
                                                  -------------    --------------     ----------------
                                                                (Dollars in Millions)
     Three months ended March 31, 2000
     ---------------------------------
     Revenues from external customers                 $178.2           $50.2                $228.4
     Income before income taxes                         59.7            (9.2)                 50.5

     Three months ended March 31, 1999
     ---------------------------------
     Revenues from external customers                 $177.7           $48.8                $226.5
     Income before income taxes                         56.1            (9.0)                 47.1

8.   Summarized Financial Information of Procor Limited

     Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                                 March 31,          December 31,
                                                   2000                1999
                                               ------------      ---------------
     Balance Sheet:
       Railcar lease fleet, net                  $156,457           $160,781
       All other assets                           182,740            183,684
       Borrowed debt                               71,073             72,738
       All other liabilities                      123,480            117,849



                                             Three Months Ended
                                                  March 31,
                                          -------------------------
                                              2000          1999
                                          -----------   -----------
     Statement of Income:
         Services and net sales              $30,710       $29,913
         Gross profit                         10,331         8,400
         Net income                            5,711         3,303

9. In March 2000, the Company received a capital contribution from its parent of $36,594, consisting of the stock of two wholly-owned subsidiaries whose primary assets are receivables from Marmon Industrial. The capital contribution was recorded at the fair market value of these subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
1st Quarter 2000 versus 1999
----------------------------
Service revenues increased $7.9 million primarily due to the effect of railcars added to the lease fleet and the intermodal tank containers operations acquired in the second quarter of 1999.

Sales revenues decreased $6.0 million primarily due to decreased sales of railcars.


Financial Condition
-------------------
2000 versus 1999
----------------
Operating activities provided $25.8 million of cash in the first quarter of 2000. These funds, along with the collection of funds advanced to parent, were used to provide financing for railcar additions, pay dividends to the Company's stockholder, and service borrowed debt obligations.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, there has been no significant change to the Company's exposure to market risk since December 31, 1999.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of certain environmental matters.

ITEM 6.  Exhibits and Reports on Form 8-K

     b. No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  May 5, 2000                   /s/ R.C. Gluth
                                      ---------------------------
                                          R.C. Gluth
                                      Executive Vice President,
                                        Director and Treasurer
                                        (principal financial officer
                                        and principal accounting
                                        officer)