Form 10-Q
period 2000-06-30
UNION TANK CAR CO
filed 2000-08-10
CIK 100923

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       [X]           OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

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

                                                                                       Page
                                                                                       ----
Part I.  Financial Information

         Item 1.   Financial Statements

                    Condensed consolidated statement of income -
                      three and six month periods ended
                      June 30, 2000 and 1999                                              3

                    Condensed consolidated balance sheet -
                      June 30, 2000 and December 31, 1999                                 4

                    Condensed consolidated statement of cash flows -
                      six months ended June 30, 2000 and 1999                             5

                    Notes to condensed consolidated financial statements                6 - 8

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                      9

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk           10


Part II.  Other Information

         Item 1.    Legal Proceedings                                                    10

         Item 5.    Other Information                                                    10

         Item 6.    Exhibits and Reports on Form 8-K                                     10

Signatures                                                                               11

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Thousands)
                                  (Unaudited)

                                                     Three Months Ended                         Six Months Ended
                                                          June 30,                                  June 30,
                                              ----------------------------------        ---------------------------------
                                                   2000               1999                  2000               1999
                                              ---------------    ---------------        --------------    ---------------
Revenues
   Services (leasing and other)                  $ 161,012          $ 156,697               $ 322,188         $ 310,016
   Net sales                                        81,236            100,631                 148,410           173,818
                                                 ---------          ---------               ---------         ---------
                                                   242,248            257,328                 470,598           483,834
Other income                                         7,440              6,871                  15,317            12,152
                                                 ---------          ---------               ---------         ---------
                                                   249,688            264,199                 485,915           495,986
Costs and expenses
   Cost of services                                 93,480             92,147                 188,376           180,309
   Cost of sales                                    68,537             88,454                 124,531           150,414
   General and administrative                       17,513             19,196                  34,175            36,750
   Interest                                         18,022             18,328                  36,243            35,373
                                                 ---------          ---------               ---------         ---------
                                                   197,552            218,125                 383,325           402,846
                                                 ---------          ---------               ---------         ---------
Income before income taxes                          52,136             46,074                 102,590            93,140

Provision for income taxes
   Current                                          24,151             13,227                  34,848            26,543
   Deferred                                         (5,341)             3,968                   3,872             9,267
                                                 ---------          ---------               ---------         ---------
                                                    18,810             17,195                  38,720            35,810
                                                 ---------          ---------               ---------         ---------
Net income                                       $  33,326          $  28,879               $  63,870         $  57,330
                                                 =========          =========               =========         =========


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)

                                                        June 30,    December 31,
                                                          2000         1999
                                                      -----------   ------------
                                                      (Unaudited)
Assets
------

Cash and cash equivalents                              $   71,326     $   50,607
Accounts receivable, primarily due within one year         79,725         76,160
Inventories                                                90,489         85,165
Prepaid expenses and deferred charges                      11,263          9,635
Advances to parent company,
 principally at LIBOR plus 1%                             362,688        246,168
Railcar lease fleet, net                                1,540,267      1,653,495
Fixed assets, net                                         189,997        189,803
Investment in aircraft direct financing lease              32,141         34,012
Other assets                                               45,321         52,274
                                                      -----------   ------------
     Total assets                                      $2,423,217     $2,397,319
                                                      ===========   ============

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                       $   23,199     $   24,361
Accrued liabilities                                       255,286        255,459
Borrowed debt, including $36,650 due within
  one year ($42,516 at December 31, 1999)                 953,808        984,067
                                                      -----------   ------------
                                                        1,232,293      1,263,887


Deferred income taxes and investment tax credits          467,821        465,793


Stockholder's equity
  Common stock and additional capital                     149,629        113,035
  Retained earnings                                       573,474        554,604
                                                      -----------   ------------
   Total stockholder's equity                             723,103        667,639
                                                      -----------   ------------
     Total liabilities, deferred items and
           stockholder's equity                        $2,423,217     $2,397,319
                                                      ===========   ============


           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                      ---------------------------------------
                                                                             2000                  1999
                                                                      -----------------     -----------------
Cash flows from operating activities:
  Net income                                                                  $  63,870             $  57,330
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                             65,843                64,906
       Deferred taxes                                                             3,872                 9,267
       Gain on disposition of railcars and other fixed assets                    (2,782)               (2,660)
       Other non-cash income and expenses                                         1,029                 1,146
       Changes in assets and liabilities:
         Accounts receivable                                                       (454)              (22,448)
         Inventories                                                             (6,732)                3,913
         Prepaid expenses and deferred charges                                   (1,670)                  728
         Accounts payable and accrued expenses                                   (9,817)               (8,709)
                                                                      -----------------     -----------------
Net cash provided by operating activities                                       113,159               103,473

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets                  (98,023)             (117,209)
  Increase in advance to parent                                                 (75,833)              (85,361)
  Increase in other assets                                                         (363)                 (115)
  Purchases of businesses, net of cash acquired                                       -                (8,729)
  Proceeds from disposals of railcars and other fixed assets                      7,226                 5,092
                                                                      -----------------     -----------------
Net cash used in investing activities                                          (166,993)             (206,322)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                         1,044               175,000
  Proceeds from sale-leaseback transactions                                     150,026                13,200
  Principal payments of borrowed debt                                           (30,391)              (34,420)
  Cash dividends                                                                (45,000)              (40,000)
                                                                      -----------------     -----------------
Net cash provided by financing activities                                        75,679               113,780

Effect of exchange rates on cash and cash equivalents                            (1,126)                2,135
                                                                      -----------------     -----------------
Net increase in cash and cash equivalents                                        20,719                13,066

Cash and cash equivalents at beginning of year                                   50,607                58,423
                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                    $  71,326             $  71,489
                                                                      =================     =================
Cash paid during the period for:

  Interest (net of amount capitalized)                                        $  37,702             $  34,861
  Income taxes                                                                   33,620                31,961


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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 2000 and 1999, Marmon Industrial absorbed gains of $544 and $187, respectively.

6. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $5,660 at June 30, 2000 and $9,100 at December 31, 1999.

7.   Segment Information

                                                                                                   Consolidated
                                                         Railcar             All Other               Totals
                                                     ----------------     -----------------     -----------------
                                                                        (Dollars in Millions)
     Three months ended June 30, 2000
     --------------------------------
     Revenues from external customers                        $ 187.4                $ 54.8               $ 242.2
     Income before income taxes                                 46.9                   5.2                  52.1

     Three months ended June 30, 1999
     --------------------------------
     Revenues from external customers                        $ 205.7                $ 51.6               $ 257.3
     Income before income taxes                                 39.4                   6.7                  46.1

     Six months ended June 30, 2000
     ------------------------------
     Revenues from external customers                        $ 365.6               $ 105.0               $ 470.6
     Income before income taxes                                 90.4                  12.2                 102.6

     Six months ended June 30, 1999
     ------------------------------
     Revenues from external customers                        $ 383.4               $ 100.4               $ 483.8
     Income before income taxes                                 81.2                  11.9                  93.1

8.   Summarized Financial Information of Procor Limited

     Summarized consolidated financial information for the Company's wholly-owned subsidiary, Procor Limited, in thousands of U.S. dollars, is as follows:

                                          June 30,         December 31,
                                            2000              1999
                                        ------------     ----------------

     Balance Sheet:
      Railcar lease fleet, net             $ 154,598            $ 160,781
      All other assets                       187,439              183,684
      Borrowed debt                           67,801               72,738
      All other liabilities                  126,801              117,849


                                      Three Months Ended                          Six Months Ended
                                           June 30,                                   June 30,
                               ----------------------------------         ----------------------------------
                                    2000               1999                    2000               1999
                               ---------------     --------------         ---------------    ---------------
Statement of Income:
    Services and net sales           $ 26,765           $ 29,542                $ 57,475           $ 59,455
    Gross profit                        9,218              8,867                  19,549             17,267
    Net income                          5,744              3,824                  11,455              7,127

9. On May 18, 2000, the Company filed a Registration Statement on Form S-3 covering $250,000 aggregate principal amount of debt securities, pass through certificates, and senior secured notes which may be issued from time to time.

10. In June 2000, the Company entered into a sale-leaseback transaction with a financial institution pursuant to which it sold and leased back an aggregate of $144,687 in railcars. The Company has an option to purchase all of the railcars at a fixed purchase price on July 15, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
2nd Quarter 2000 versus 1999
----------------------------
Service revenues increased $4.3 million primarily due to the effects of railcars added to the lease fleet. The remaining increase came from contract switching services operations and sulphur service processing operations.

Sales revenues decreased $19.4 million primarily due to reduced sales of railcars.



Six Months 2000 versus 1999
---------------------------
Service revenues increased $12.2 million primarily due to the effects of railcars added to the lease fleet. The remaining increase came from contract switching services operations, sulphur service processing operations, and the intermodal tank containers operations acquired in the second quarter of 1999.

Sales revenues decreased $25.4 million primarily due to reduced sales of railcars.


Financial Condition
-------------------
2000 versus 1999
----------------
Operating activities provided $113.2 million of cash in the first six months of 2000. These funds, along with the proceeds from the issuance of debt and sale-leaseback transactions, were used to provide for railcar additions, advance funds to parent, pay dividends to the Company's stockholder, and service borrowed debt obligations.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for continued expansion of the Company's business and enable it to meet its debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, there has been no significant change to the Company's exposure to market risk since December 31, 1999.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of certain environmental matters.

Item 5.  Other Information

         On July 11, 2000, a majority owned subsidiary (the "Acquirer") of the Company entered into an agreement to purchase the intermodal tank container leasing business of Transamerica Leasing, Inc. In addition to the purchase price to be paid for the assets being acquired, the Acquirer will assume the seller's operating leases with its customers, agreements under which the seller manages equipment for or leases equipment from third parties and certain of the seller's operating liabilities. The transaction is expected to close during the third quarter of fiscal 2000. In order to enable the Company to absorb the business being acquired and maintain its financial strength, Marmon Industrial, the Company's sole stockholder, intends to contribute additional capital to the Company.

Item 6.  Exhibits and Reports on Form 8-K

     b.  No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNION TANK CAR COMPANY

                                                 REGISTRANT

Dated:  August 4, 2000                           /s/ R.C. Gluth
                                                 -----------------------
                                                     R.C. Gluth
                                                 Executive Vice President,
                                                  Director and Treasurer
                                                  (principal financial officer
                                                  and principal accounting
                                                  officer)