Form 10-Q
period 2000-09-30
UNION TANK CAR CO
filed 2000-11-14
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ X ]           OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]           OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to _________

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

                                                                                         Page
                                                                                         ----
Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed consolidated statement of income -
                      three and nine month periods ended
                      September 30, 2000 and 1999 (Restated)                                3

                    Condensed consolidated balance sheet -
                      September 30, 2000 and December 31, 1999 (Restated)                   4

                    Condensed consolidated statement of cash flows -
                      nine months ended September 30, 2000 and 1999 (Restated)              5

                    Notes to condensed consolidated financial statements                6 - 8

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                     9

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk             10


Part II.  Other Information

          Item 1.   Legal Proceedings                                                      10

          Item 6.   Exhibits and Reports on Form 8-K                                       10

Signatures                                                                                 11

                        PART I.    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)

                                              Three Months Ended                  Nine Months Ended
                                                September 30,                       September 30,
                                          -------------------------         -----------------------------
                                            2000             1999              2000               1999
                                          --------         --------         ----------         ----------
                                                          (Restated)                           (Restated)
Revenues
   Services (leasing and other)           $168,498         $158,210         $  494,644         $  471,375
   Net sales                               187,591          195,620            585,918            598,755
                                          --------         --------         ----------         ----------
                                           356,089          353,830          1,080,562          1,070,130
Other income                                11,374            7,549             27,252             20,445
                                          --------         --------         ----------         ----------
                                           367,463          361,379          1,107,814          1,090,575
Costs and expenses
   Cost of services                        102,391           93,234            294,519            276,495
   Cost of sales                           154,534          166,539            485,774            506,526
   General and administrative               36,551           33,101            101,264             98,581
   Interest                                 19,302           19,088             55,613             54,523
                                          --------         --------         ----------         ----------
                                           312,778          311,962            937,170            936,125
                                          --------         --------         ----------         ----------
Income before income taxes                  54,685           49,417            170,644            154,450

Provision for income taxes
   Current                                  17,059           12,043             58,294             44,534
   Deferred                                    255            6,756              4,127             16,023
                                          --------         --------         ----------         ----------
                                            17,314           18,799             62,421             60,557
                                          --------         --------         ----------         ----------
Net income                                $ 37,371         $ 30,618         $  108,223         $   93,893
                                          ========         ========         ==========         ==========



           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                   September 30,            December 31,
                                                                       2000                    1999
                                                                ------------------      -------------------
                                                                                             (Restated)
Assets
------

Cash and cash equivalents                                           $   69,331              $   50,936
Accounts receivable, primarily trade due within one year               156,512                 131,350
Accounts and notes receivable, affiliates                               57,320                   9,202
Inventories, net of LIFO of $34,099
    ($33,481 at December 31, 1999)                                     178,306                 162,218
Prepaid expenses and deferred charges                                   16,407                   9,796
Advances to parent company,
    principally at LIBOR plus 1%                                       255,101                 266,722
Railcar lease fleet, net                                             1,556,428               1,653,495
Fixed assets, net                                                      491,673                 229,372
Investment in aircraft direct financing lease                           31,130                  34,012
Other assets                                                            79,263                  78,973
                                                                    ----------              ----------
      Total assets                                                  $2,891,471              $2,626,076
                                                                    ==========              ==========


Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                    $   72,912              $   74,891
Accrued liabilities, including minority interest                       324,673                 267,825
Borrowed debt, including $73,893 due within
    one year ($44,276 at December 31, 1999)                          1,125,911                 986,240
                                                                    ----------              ----------
                                                                     1,523,496               1,328,956


Deferred income taxes and investment tax credits                       459,029                 457,991


Stockholder's equity
  Common stock and additional capital                                  240,148                 203,554
  Retained earnings                                                    668,798                 635,575
                                                                    ----------              ----------
    Total stockholder's equity                                         908,946                 839,129
                                                                    ----------              ----------
      Total liabilities, deferred items and
               stockholder's equity                                 $2,891,471              $2,626,076
                                                                    ==========              ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                          2000                 1999
                                                                        ---------            ---------
                                                                                             (Restated)
Cash flows from operating activities:
  Net income                                                            $ 108,223            $  93,893
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                      115,029              109,627
       Deferred taxes                                                       4,127               16,023
       Gain on disposition of railcars and other fixed assets              (3,913)              (5,164)
       Other non-cash income and expenses                                   3,470                2,530
       Changes in assets and liabilities:
         Accounts receivable                                              (15,516)             (18,621)
         Inventories                                                      (20,588)              19,660
         Prepaid expenses and deferred charges                             (4,603)                 727
         Accounts payable and accrued expenses                            (22,416)             (20,787)
                                                                        ---------            ---------
Net cash provided by operating activities                                 163,813              197,888

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets           (158,570)            (158,849)
  Decrease (Increase) in advance to parent                                 57,318             (117,574)
  Increase in other assets                                                 (4,398)                (512)
  Purchases of businesses, net of cash acquired                          (263,700)             (11,764)
  Proceeds from disposals of railcars and other fixed assets                9,523               10,232
                                                                        ---------            ---------
Net cash used in investing activities                                    (359,827)            (278,467)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                 183,576              175,000
  Proceeds from sale-leaseback transactions                               150,026               13,200
  Principal payments of borrowed debt                                     (42,363)             (44,846)
  Cash dividends                                                          (75,000)             (59,000)
                                                                        ---------            ---------
Net cash provided by financing activties                                  216,239               84,354

Effect of exchange rates on cash and cash equivalents                      (1,830)               2,306
                                                                        ---------            ---------
Net increase in cash and cash equivalents                                  18,395                6,081

Cash and cash equivalents at beginning of year                             50,936               62,367
                                                                        ---------            ---------
Cash and cash equivalents at end of period                              $  69,331            $  68,448
                                                                        =========            =========
Cash paid during the period for:
  Interest (net of amount capitalized)                                  $  60,469            $  57,068
  Income taxes                                                             56,880               50,641

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

     On September 1, 2000, the Company acquired Marmon/Keystone Corporation, a company under common control, through a capital contribution from Marmon Holdings. Marmon/Keystone Corporation is a leading distributor of carbon steel, stainless steel, aluminum and nickel tubular products among other products. The acquisition has been accounted for on an "as if pooled" basis and, accordingly, the accompanying financial statements include the financial positions, results of operations, and cash flows of the combined companies for all periods presented.

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the nine months ended September 30, 2000 and 1999, Marmon Industrial absorbed a gain of $1,097 and a loss of $470, respectively.

6. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $8,700 at September 30, 2000 and $9,100 at December 31, 1999.

7. In September 2000, EXSIF Worldwide, Inc. ("EWI"), an indirect majority-owned subsidiary of the Company, purchased the intermodal tank container leasing business of Transamerica Leasing, Inc., for approximately $264,000. In addition to the purchase price paid for the assets acquired, EWI assumed the seller's operating leases with its customers, agreements under which the seller managed equipment for or leased equipment from third parties, and certain of the seller's operating liabilities. The acquisition has been accounted for using the purchase method and the Company is in the process of finalizing the purchase price allocation to the assets acquired and liabilities assumed. No pro forma information is disclosed as the acquisition is below the required threshold for such disclosure.

     In September 2000, EWI issued $180,000 principal amount of Senior Secured Notes to finance a portion of the purchase price of the acquisition. Interest on the notes is payable semiannually on April 1 and October 1, commencing April 1, 2001 at the rate of 7.68% per annum. Principal is payable annually commencing on October 1, 2001 and continuing until maturity on October 1, 2015. The notes are secured by tank container assets with a total purchase price of approximately $240,000. Payment of the notes has been guaranteed by the Company.

     In September 2000, Worldwide Containers, Inc. ("WCI"), a majority-owned subsidiary of the Company, received a capital contribution from an affiliate consisting of a $43,400 demand note of an affiliate of the Company and 20% of the capital stock of Webb Wheel Products, Inc., another affiliate of the Company, in exchange for approximately 15.1% of the capital stock of WCI. WCI also received a capital contribution from an affiliate consisting of a 20% limited partnership interest in Rail Car Associates Limited Partnership from an affiliate in exchange for approximately 4.2% of the capital stock of the WCI. These noncash transactions have been excluded from the consolidated statement of cash flows.

8.   Segment Information

                                                             Metal Pipe
                                                               & Tube              Consolidated
                                                   Railcar  Distribution All Other    Totals
                                                   -------  ------------ --------- -----------
                                                                (Dollars in Millions)
Three months ended September 30, 2000
-------------------------------------
Revenues from external customers                   $168.7      $122.9     $ 64.5     $  356.1
Income before income taxes                           40.7         3.6       10.4         54.7

Three months ended September 30, 1999 (Restated)
------------------------------------------------
Revenues from external customers                   $191.2      $113.9      $ 48.7     $  353.8
Income before income taxes                           38.6         6.1         4.7         49.4

Nine months ended September 30, 2000
------------------------------------
Revenues from external customers                   $534.3      $376.7      $169.6     $1,080.6
Income before income taxes                          131.1        16.9        22.6        170.6

Nine months ended September 30, 1999 (Restated)
-----------------------------------------------
Revenues from external customers                   $574.6      $346.3      $149.2     $1,070.1
Income before income taxes                          119.8        18.0        16.7        154.5

9.  Condensed Consolidating Financial Information (dollars in millions):

                                                         Union
                                                        Tank Car     Procor         Other
                                                        Company      Limited     Subsidiaries   Eliminations   Consolidated
                                                        --------     -------     ------------   ------------   ------------
September 30, 2000
------------------
Assets
------
Investment in and advances to subsidiaries              $  871.9      $   --       $  266.1      $(1,138.0)      $     --
Long-lived assets                                        1,308.1       210.0          640.5           (0.1)       2,158.5
Other assets                                               179.6       127.7          427.5           (1.8)         733.0
                                                        --------      ------       --------      ---------       --------
                                                        $2,359.6      $337.7       $1,334.1      $(1,139.9)      $2,891.5
                                                        ========      ======       ========      =========       ========
Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------
Total liabilities                                       $1,081.5      $113.1       $  295.7      $    33.2       $1,523.5
Deferred income taxes                                      361.4        74.2           23.4            0.0          459.0
Stockholder's equity                                       916.7       150.4        1,015.0       (1,173.1)         909.0
                                                        --------      ------       --------      ---------       --------
                                                        $2,359.6      $337.7       $1,334.1      $(1,139.9)      $2,891.5
                                                        ========      ======       ========      =========       ========
December 31, 1999 (Restated)
----------------------------
Assets
------
Investment in and advances to subsidiaries              $  472.0      $   --       $  116.7      $  (588.7)      $     --
Long-lived assets                                        1,567.1       229.6          199.2             --        1,995.9
Other assets                                               251.5       114.9          265.3           (1.5)         630.2
                                                        --------      ------       --------      ---------       --------
                                                        $2,290.6      $344.5       $  581.2      $  (590.2)      $2,626.1
                                                        ========      ======       ========      =========       ========
Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------
Total liabilities                                       $1,113.2      $112.2       $  128.0      $   (24.4)      $1,329.0
Deferred income taxes                                      414.0        78.4          (34.6)           0.2          458.0
Stockholder's equity                                       763.4       153.9          487.8         (566.0)         839.1
                                                        --------      ------       --------      ---------       --------
                                                        $2,290.6      $344.5       $  581.2      $  (590.2)      $2,626.1
                                                        ========      ======       ========      =========       ========
Three Months Ended September 30, 2000
-------------------------------------
Total Revenues                                          $  139.8      $ 24.7       $  206.5      $   (14.9)      $  356.1
Total Costs and Expenses                                   106.9        19.6          187.9           (1.6)         312.8
Net Income                                                  21.5         7.9            8.0            0.0           37.4

Three Months Ended September 30, 1999 (Restated)
------------------------------------------------
Total Revenues                                          $  167.2      $ 27.8       $  172.1      $   (13.3)      $  353.8
Total Costs and Expenses                                   137.5        22.6          159.6           (7.7)         312.0
Net Income                                                  18.9         3.8            7.5            0.4           30.6

Nine Months Ended September 30, 2000
------------------------------------
Total Revenues                                          $  450.8      $ 82.1       $  585.4      $   (37.7)      $1,080.6
Total Costs and Expenses                                   350.7        61.8          550.2          (25.5)         937.2
Net Income                                                  65.0        19.4           23.2            0.6          108.2

Nine Months Ended September 30, 1999 (Restated)
-----------------------------------------------
Total Revenues                                          $  502.8      $ 87.3       $  521.3      $   (41.3)      $1,070.1
Total Costs and Expenses                                   411.5        71.7          490.1          (37.2)         936.1
Net Income                                                  54.9        10.9           26.8            1.3           93.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
3rd Quarter 2000 versus 1999
----------------------------
Service revenues increased $10.3 million primarily due to the effects of railcars added to the lease fleet ($3.7 million) and the intermodal tank container operations ($5.5 million) acquired in September 2000.

Sales revenues decreased $8.0 million primarily due to reduced sales of railcars ($31.2 million) offset by increased sulphur service processing plant sales ($11.4 million) and increased sales of metal pipe and tubing products ($9.0 million).

Income taxes decreased due to an enacted change in the Canadian tax rates and its impact on deferred taxes.


Nine Months 2000 versus 1999
----------------------------
Service revenues increased $23.3 million primarily due to the effects of railcars added to the lease fleet ($9.2 million) and the intermodal tank container operations ($5.5 million) acquired in September 2000. The remaining increase came from contract switching services operations ($2.3 million) and sulphur service processing operations ($3.6 million).

Sales revenues decreased $12.8 million primarily due to reduced sales of railcars ($56.1 million) offset by increased sulphur service processing plant sales ($11.2 million) and increased sales of metal pipe and tubing products ($29.6 million).


Financial Condition
-------------------
2000 versus 1999
----------------

Operating activities provided $163.8 million of cash in the first nine months of 2000. These funds, along with the proceeds from the issuance of debt and sale-leaseback transactions, were used to provide for railcar additions, pay dividends to the Company's stockholder, service borrowed debt obligations, and fund an acquisition.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for continued expansion of the Company's business and enable it to meet its debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, there has been no significant change to the Company's exposure to market risk since December 31, 1999.


                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of certain environmental matters.

Item 6.   Exhibits and Reports on Form 8-K

     b. No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNION TANK CAR COMPANY

                                      REGISTRANT



Dated:  November 14, 2000             /s/ R.C. Gluth
                                      ---------------------------------
                                          R.C. Gluth
                                      Executive Vice President,
                                        Director and Treasurer
                                        (principal financial officer
                                        and principal accounting
                                        officer)