Form 10-K
period 2000-12-31
UNION TANK CAR CO
filed 2001-03-30
CIK 100923

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]                    SECURITIES EXCHANGE ACT OF 1934
                       For the year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [ ]                    SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X     No ________.
                                         ---------

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

                             UNION TANK CAR COMPANY

                                   FORM 10-K

                          Year Ended December 31, 2000

                                    CONTENTS

Section                                                                                    Page
-------                                                                                    ----
Part I.
  Item 1    Business..................................................................      2
  Item 2    Properties................................................................      9
  Item 3    Legal Proceedings.........................................................     10
  Item 4    Submission of Matters to a Vote of Security Holders.......................     10

Part II.
  Item 5    Market for Registrant's Common Equity
            and Related Stockholder Matters...........................................     11
  Item 6    Selected Financial Data...................................................     11
  Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................     11
  Item 7A   Disclosures about Market Risk.............................................     15
  Item 8    Financial Statements and Supplementary Data...............................     15
  Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................................     43

Part III.
  Item 10   Directors and Executive Officers of the Registrant........................     43
  Item 11   Executive Compensation....................................................     45
  Item 12   Security Ownership of Certain Beneficial Owners and Management............     46
  Item 13   Certain Relationships and Related Transactions............................     46

Part IV.
  Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........     47

Signatures  ..........................................................................     48

                                     PART I

ITEM 1.  BUSINESS

General

UNION TANK CAR COMPANY (with its wholly-owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly-owned subsidiary of Marmon Industrial LLC, a wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

Recent Developments

In September 2000, the Company acquired a company engaged in the metals distribution business and its wholly-owned subsidiaries through a capital contribution from Holdings. See Note 2 to Consolidated Financial Statements. Also in September 2000, an indirect, majority-owned subsidiary of the Company purchased the intermodal tank container leasing business of Transamerica Leasing, Inc. for approximately $264 million. In addition to the purchase price paid for the assets acquired, the purchaser assumed the seller's operating leases with its customers, agreements under which the seller managed equipment for or leased equipment from third parties, and certain of the seller's operating liabilities.

Railcar Leasing, Services and Sales

The principal activity of the Company is leasing of railway tank cars and other railcars to North American manufacturers and other shippers of chemical products, including liquid fertilizers, liquefied petroleum gas and other petroleum products, food products and bulk plastics. The Company owns and operates one of the largest fleets of privately-owned railway tank cars in the world.

As of December 31, 2000, the Company's fleet comprised 63,325 tank cars and 16,493 railway cars of other types. A total of 29,561 cars were added to the lease fleet during the ten years ended December 31, 2000. These cars accounted for approximately 42% of total railcar lease revenues during 2000. Most of the Company's cars were built by the Company or to its specifications and the rest were purchased from other sources.

Management estimates that tank cars carrying chemicals and acids account for the greatest portion of total leasing revenues, followed in order by compressed gases (particularly liquefied petroleum gas and anhydrous ammonia), refined petroleum products (such as gasoline, fuel oils and asphalt), food products and liquid fertilizers.

A significant portion of revenues from the Company's non-tank car fleet derives from hopper cars for carrying bulk plastics. Remaining non-tank car revenues are attributable to cars serving the lumber, dry bulk chemical and coal industries.

The Company builds tank cars primarily for its leasing business, but also builds cars for sale to others. Generally, manufacturing follows receipt of a firm order for lease or sale of a car.

Substantially all of the Company's cars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand cars and ranging from one to twenty years. The average term of leases entered into during 2000 for newly-manufactured railcars was approximately eight years. The average term of leases entered into during 2000 for used tank cars and other railcars was approximately four years. Under the terms of most leases, the Company agrees to provide a full range of services, including car repair and maintenance. The Company supplies relatively few cars directly to railroads. The Company markets its cars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the lease fleet, the Company maintains data processing systems that contain information about each car, including mechanical specifications, maintenance and repair data and lease terms.

The Company employs a variety of methods to meet its financing needs. During 2000, the Company entered into a sale-leaseback transaction for $150.0 million, and issued $180.0 million of senior secured notes. The Company expects that future financing needs will be met primarily with a combination of secured and unsecured borrowings and sale-leaseback transactions.

Approximately 22% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining cars are free of liens.

The Company maintains repair facilities at strategic points throughout the United States and Canada. In addition to work performed by the Company, certain maintenance and repair work is performed for the Company's account by railroads when railroad inspection determines the need for such work under the interchange rules of the Association of American Railroads ("AAR").

The Company is not a common carrier and is not subject to regulation or supervision as such. The Company's railcars are subject to construction, safety and maintenance regulations of the Department of Transportation, various other government agencies and the AAR. These regulations have required and may in the future require the Company to make significant modifications to certain of its cars from time to time.

The Company's facilities for manufacturing and assembling tank cars are located in East Chicago, Indiana; Oakville, Ontario, Canada; and Sheldon, Texas. The Company also operates North America's largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites. Principal shops are located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Longview and Sheldon, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan.

Other Activities

The Company is engaged in several other activities, as described below.

Metals Distribution

Subsidiaries of the Company are leading distributors of carbon steel, stainless steel and aluminum tubular products; chrome and stainless bar; other carbon steel products, including beams and channels; and aircraft grade tubing, rolled form shapes and other raw materials.

These subsidiaries serve the agriculture, capital goods, machine tool, construction, transportation, refining, petrochemical, and fluid power industries, as well as aerospace companies, construction trades, steel fabricators, and OEMs.

Intermodal Tank Container Leasing

Subsidiaries of the Company buy, manage, lease, and maintain intermodal tank containers. The container fleet consists of a wide range of equipment for the global transportation, distribution and storage of bulk liquids, chemicals and gases, which allows the Company to service the full range of customer requirements. These customers include the international chemical industry and logistics operators specializing in bulk liquid transportation. Unlike railway tank cars or over-the-road tank semi-trailers, intermodal tank containers are capable of transporting cargo by way of multiple modes of transportation including road, rail or ship.

Sulphur Processing

Subsidiaries of the Company provide sulphur producers in Canada with various services, including processing of liquefied sulphur into crystalline slates and granules and storage and shipping of the product. A subsidiary also designs, manufactures and sells sulphur processing plants worldwide. Other subsidiaries are engaged in manufacturing and distribution of sulphur bentonite products and micronutrients to the agricultural industry.

Fasteners

The Company's fastener business, conducted through several wholly-owned subsidiaries, consists of manufacturing and distributing a wide range of fasteners worldwide to the construction industry and manufacturers of furniture, household appliances, industrial and agricultural equipment.

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

Segment Information

The principal activity of the Company's primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

                                                                           Intermodal
                                                                              Tank
                                                          Metals           Container                        Consolidated
                                       Railcar         Distribution         Leasing          All Other         Totals
                                      -----------     --------------     ------------       ----------     --------------
                                                                       (Dollars in Millions)
2000
----
Revenues from external customers        $  698.0              $492.8            $ 29.7          $226.4           $1,446.9
Interest income                              0.2                   -                 -            22.8               23.0
Interest expense                            70.5                 0.2               5.3             0.6               76.6
Depreciation and amortization              122.6                15.4               7.4            14.2              159.6
Income before income taxes                 168.7                20.1               1.7            28.8              219.3
Segment assets                           1,876.8               224.6             312.3           502.5            2,916.2
Expenditures for long-lived assets         178.7                 5.1              23.8             5.7              213.3


1999 (Restated)
---------------
Revenues from external customers        $  761.5              $457.5            $  6.2          $196.4           $1,421.6
Interest income                              0.9                   -                 -            12.8               13.7
Interest expense                            72.4                 0.2                 -             0.7               73.3
Depreciation and amortization              117.7                17.4               0.6            12.3              148.0
Income before income taxes                 162.5                28.6               0.5            19.2              210.8
Segment assets                           1,995.8               204.9              16.0           409.4            2,626.1
Expenditures for long-lived assets         202.5                 6.2               2.5             8.2              219.4


1998 (Restated)
---------------
Revenues from external customers        $  715.3              $414.7            $    -          $161.4           $1,291.4
Interest income                              0.1                   -                 -            13.2               13.3
Interest expense                            70.5                 0.3                 -             0.7               71.5
Depreciation and amortization              113.2                11.7                 -             9.2              134.1
Income before income taxes                 175.3                28.7                 -            25.7              229.7
Segment assets                           1,936.7               223.4                 -           267.3            2,427.4
Expenditures for long-lived assets         254.3                 9.8                 -             4.7              268.8

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

                                                               Long-lived
                                         Revenues                Assets
                                       -------------          -------------
                                              (Dollars in Millions)
       2000
       ----
         United States                      $1,184.9               $1,620.6
         Canada                                179.4                  231.4
         Other countries                        82.6                  316.5
                                       -------------           ------------
           Consolidated total               $1,446.9               $2,168.5
                                       =============           ============

       1999 (Restated)
       ---------------
         United States                      $1,216.4               $1,696.0
         Canada                                157.6                  260.2
         Other countries                        47.6                   35.6
                                       -------------           ------------
           Consolidated total               $1,421.6               $1,991.8
                                       =============           ============

       1998 (Restated)
       ---------------
         United States                      $1,056.9               $1,624.6
         Canada                                172.7                  264.3
         Other countries                        61.8                   28.1
                                       -------------           ------------
           Consolidated total               $1,291.4               $1,917.0
                                       =============           ============


Major Customers

Revenues from any one customer did not exceed 10% of consolidated or industry segment revenues.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being significant. In management's opinion, the Company will have adequate availability of raw materials in the future.

Foreign Operations

The Company does not believe that there are other than normal business risks attendant to its foreign operations.

Competition

All activities of the Company compete with similar activities by other companies.

Several competitors are in the business of leasing tank cars in the United States and Canada. Principal competitors are General American Transportation Corporation (including its Canadian affiliate, Canadian General Transit Company, Limited), General Electric Railcar Services Corporation, and ACF Industries, Incorporated. Principal competitive factors are price, service and product design. International cooperation within the Company's engineering, manufacturing, repair and leasing activities has enhanced its ability to provide competitive products and services to its customers throughout North America.

In the metals distribution business, the Company has numerous competitors, both large and small. The Company is one of the largest competitors in the distribution of its class of products. Principal competitive factors include price, availability of product and service.

The Company, the largest lessor of intermodal tank containers in the world, competes with numerous competitors in this industry. Competition is based on a number of factors, including technical expertise, availability of equipment, price, service and reputation.

Supply and Demand

Demand for tank cars and bulk plastic hopper cars is generally met with a combination of the industry's existing fleet and new car additions. The industry's generally high overall utilization of the tank car and bulk plastic covered hopper car fleets is evidence of an appropriate level and mix of equipment to meet existing car demands. New railcars are needed to satisfy growth, specialized requirements, or the desire of certain customers for newer equipment. Since railcars are typically built to customer order, the supply of new railcars generally stays in reasonable balance with demand.

Major underlying factors affecting demand for new railcars are: (a) the rate of growth of the overall economy, (b) growth of certain industry segments, manufacturers, or shippers, particularly involving significant new or expanded production operations, and (c) replacement of aged, obsolete, or worn out railcars.

Demand for intermodal tank containers is dependent on growth of the global economy and demand for chemicals and other liquid products. Global economic factors impacting demand include overall demand for chemicals, location of production of the products carried and stored in relation to location of demand for these products, import/export tariffs and other trade restrictions.

Manufacturing Backlog

The Company builds tank cars primarily for use in its leasing business and the number of cars added in any one year is a small percentage of the Company's lease fleet. Additionally, for tank cars built for sale to customers, the Company delivers against orders within a relatively brief period. Therefore, backlog is not material to the Company's business.

Employees

As of December 31, 2000, the Company had approximately 5,980 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2000, the Company spent approximately $8.2 million on remediation and related matters, compared with $6.6 million and $5.7 million in 1999 and 1998, respectively. The Company expects to spend approximately $3.8 million in 2001 on similar activities.

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

ITEM 2.  PROPERTIES

In management's opinion, the Company's properties are in good condition, substantially utilized and adequate to meet the Company's current and reasonably anticipated future needs.

The Company estimates that its plant facilities were utilized during the year at an average of approximately 60% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 75% for sulphur processing, 75% for fastener production, 75% for railcar moving vehicles manufacturing, 70% for containment vessel head manufacturing, and 80% for liquefied petroleum gas storage.

Railcars

The Company owns approximately 83% of its total lease fleet of 79,818 railcars, of which 63,325 are tank cars and 16,493 are other railway freight cars. Of the approximately 66,490 owned cars, 51,830 are free of liens. Cars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

Facilities for the manufacturing and assembling of railcars are located at East Chicago, Indiana; Oakville, Ontario, Canada; and Sheldon, Texas, together occupying about 170 acres.

Railcar Servicing and Repair Shops

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

Metals Distribution

Subsidiaries of the Company maintain numerous distribution warehouses and business offices, which are located throughout North America and Europe. There are more than 25 warehouse and distribution centers from which products are distributed to customers.

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 23,000 leased/managed intermodal tank containers which consists of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,300 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 81% of its intermodal tank container and drop frame tank chassis fleet, of which approximately 20% are free of liens.

Sulphur Processing

A subsidiary of the Company owns facilities in Canada which process liquefied sulphur into crystalline slates and granules and handle the formed product. The Company also owns facilities in North America for the manufacture and distribution of sulphur bentonite products and micronutrients.

Fasteners

The Company owns fastener manufacturing facilities in Ashland, Ohio; Milton, Ontario; Montreal, Quebec; and Gaffney, South Carolina. In addition, the Company leases several small plants in the United States, Canada, Sweden, China, and Poland.

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


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. See discussion of Environmental Matters in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.


ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the year ended December 31,
                                   ---------------------------------------------------------------------------
                                      2000            1999*            1998*            1997*          1996*
                                   ---------       ---------        ---------        ----------     ----------
                                                           (Dollars in Thousands)
Services and net sales          $1,446,864      $1,421,598       $1,291,373       $1,234,159       $1,031,019

Net income                         141,314         132,568          142,307          120,337          119,069
Ratio of earnings to
  fixed charges                       3.19  x         3.24   x         3.51   x         3.10   x         3.13   x
At year end:
  Total assets                  $2,916,195      $2,626,076       $2,427,430       $2,439,015       $2,174,042

  Long-term obligations          1,035,408         941,964          822,028          859,363          529,173

* Restated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This annual report on Form 10-K for the year ended December 31, 2000 contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those set forth herein. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by the Company such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries.

2000 versus 1999

Results of Operations
---------------------

Service revenues increased $41.6 million primarily due to the effects of railcars added to the lease fleet ($7.7 million) and the intermodal tank container operations ($22.3 million) acquired in September 2000.

Sales revenues decreased $16.3 million primarily due to reduced sales of railcars ($71.7 million) offset by increased sulphur service processing plant sales ($16.0 million) and increased sales of metal products ($34.0 million).

Interest income increased $9.4 million due to both higher average advances to parent and higher average interest rates.

Financial Condition
-------------------

Operating activities provided $288.7 million of cash in 2000. These funds, along with proceeds from issuance of debt and a sale-leaseback transaction discussed below, were used to fund acquisition of businesses, provide for railcar additions, pay dividends to the Company's stockholder, and service borrowed debt obligations. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 2000, the Company spent $213.3 million for construction and purchase of railcars and other fixed assets and $285.0 million for acquisition of an intermodal tank container leasing business, and other assets.

Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 86% have been for railcars. Since all material capital expenditures for railcars are incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to invest in those particular railcars. Capital expenditures are likewise discretionary in the intermodal tank container business.

In 2000, the Company entered into a railcar sale-leaseback transaction for $150.0 million. In addition, a subsidiary of the Company issued $180.0 million in senior secured notes to finance the acquisition of an intermodal tank container leasing business. Other financing activities of the Company included $44.8 million for principal repayments on borrowed debt and $98.0 million for cash dividends. Net cash provided by financing activities was $191.4 million.

Management expects that the future cash to be provided by operating activities, long-term financings, and repayment of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The following table presents the scheduled cash inflows and outflows for the railcar leasing business over the next five years based on leases and railcar-related indebtedness outstanding as of December 31, 2000:

                                                    2001              2002              2003              2004              2005
                                                 ----------        ---------         ---------         ---------         ---------
                                                                           (Dollars in Millions)
Cash Inflows
------------
Minimum future lease rentals                      $428.6            $339.7            $263.6            $194.7            $137.5

Cash Outflows
-------------
Minimum future lease payments                       72.5              72.8              73.4              75.6              97.9
Principal amount of obligations                     77.2              75.7              46.8              79.8              33.6
                                                 -------           -------           -------           -------           -------
Excess (Deficit) of inflows over outflows         $278.9            $191.2            $143.4            $ 39.3            $  6.0
                                                 =======           =======           =======           =======           =======

The minimum future lease rentals above relate to railcar leases in effect at December 31, 2000. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

The Company has consistently maintained high railcar fleet utilization. Although the Company's railcar lease fleet utilization decreased during 2000, utilization has averaged 97% during the last five years. Utilization rates of the Company's existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases, which average four years for existing equipment and longer for new equipment.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U. S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $8.7 million and $9.1 million at December 31, 2000 and 1999, respectively.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective January 1, 2001. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this statement will not have a material impact on the Company's financial statements.


1999 versus 1998

Results of Operations
---------------------

Service revenues increased $46.5 million primarily due to the effects of railcars added to the lease fleet ($16.4 million) and the acquisition in the fourth quarter of 1998 of a company which provides contract switching services ($25.7 million).

Sales revenues increased $83.8 million primarily due to increased sales of railcars ($29.9 million), sales of mobile railcar moving vehicles ($27.1 million) by a company which was acquired in the fourth quarter of 1998, and increased sales of metal products ($41.0 million). The increase of revenues was partially offset by decreased sulphur service processing plant sales ($15.4 million).

General and administrative expenses increased $15.1 million primarily due to the acquisition of businesses in the fourth quarter of 1998.

Gross margin percentages decreased from the comparable period in 1998 primarily due to increased railcar maintenance expenses and weaker demand for sulphur products.

Financial Condition
-------------------

Operating activities provided $318.1 million of cash in 1999. These funds, along with the proceeds from the issuance of debt and a sale-leaseback transaction, were used to provide for railcar additions, advance funds to parent, pay dividends to the Company's stockholder, service borrowed debt obligations, and fund the acquisition of businesses. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 1999, the Company spent $219.4 million for the construction and purchase of railcars and other fixed assets and $11.8 million for the purchase of an intermodal tank container leasing business, and other assets.

Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 88% have been for railcars. Since all material capital expenditures for railcars are incurred subsequent to receipt of firm customer orders, such expenditures are discretionary to the Company based on its desire to invest in those particular railcars.

In 1999, the Company issued $70.0 million in unsecured medium term notes, $100.0 million in senior secured notes, and entered into a railcar sale-leaseback transaction for $13.2 million. Other financing activities of the Company included $62.9 million for principal repayments on borrowed debt and $82.0 million for cash dividends. Net cash provided by financing activities was $45.2 million.

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

                                                                                                                    Fair Value
                            2001        2002        2003        2004       2005     Thereafter       Total          12-31-2000
                           -------    -------     -------      -------    -------  -----------      -------       -------------
                                                                    (Dollars in Millions)
Fixed rate debt            $86.4       $85.8       $57.9        $91.8      $45.6       $752.5       $1,120.0       $   1,155.7

Average interest rate       7.71%       7.32%       8.16%        7.13%      8.74%        7.14%          7.31%



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements


                                                                        Page
                                                                        ----

Report of Independent Auditors........................................    16

Financial Statements

 Consolidated statement of income for each of the three years in
  the period ended December 31, 2000..................................    17

 Consolidated balance sheet - December 31, 2000 and 1999..............    18

 Consolidated statement of stockholder's equity for each of the three
  years in the period ended December 31, 2000.........................    19

 Consolidated statement of cash flows for each of the three
  years in the period ended December 31, 2000.........................    20

 Notes to consolidated financial statements...........................    21

                         REPORT OF INDEPENDENT AUDITORS


TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                               ERNST & YOUNG LLP


Chicago, Illinois
March 15, 2001

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)


                                                                         For the Year Ended December 31,
                                                        ------------------------------------------------------------
                                                             2000                   1999                   1998
                                                        ---------------        ---------------        --------------
                                                                                 (Restated)             (Restated)
Revenues
   Services (leasing and other)                           $  673,202             $  631,606            $  585,128
   Net sales                                                 773,662                789,992               706,245
                                                        ------------            -----------           -----------
                                                           1,446,864              1,421,598             1,291,373

Interest income                                               23,037                 13,669                13,264
Other income                                                  13,756                 13,750                15,884
                                                        ------------            -----------           -----------
                                                           1,483,657              1,449,017             1,320,521
Costs and expenses
   Cost of services                                          399,954                370,681               325,031
   Cost of sales                                             646,803                663,946               579,177
   General and administrative                                140,923                130,257               115,137
   Interest expense                                           76,641                 73,298                71,478
                                                        ------------            -----------           -----------

                                                           1,264,321              1,238,182             1,090,823
                                                        ------------            -----------           -----------
Income before income taxes                                   219,336                210,835               229,698

Provision for income taxes                                    78,022                 78,267                87,391
                                                        ------------            -----------           -----------
Net income                                                $  141,314             $  132,568            $  142,307
                                                        ============            ===========           ===========

Ratio of earnings to fixed charges                              3.19  x                3.24   x              3.51   x
                                                        ============            ===========           ===========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                                                  December 31,
                                                                         ------------------------------
                                                                            2000                1999
                                                                         ---------           ----------
                                                                                             (Restated)
Assets
------

Cash and cash equivalents                                             $   93,800           $   50,936
Accounts receivable, primarily due within one year,
  less allowance for doubtful accounts of $9,176 in 2000
  and $5,229 in 1999                                                     150,271              131,350
Accounts and notes receivable, affiliates                                 57,294               13,302
Inventories, net of LIFO reserves of $33,673 in 2000
  and $33,481 in 1999                                                    174,071              162,218
Prepaid expenses and deferred charges                                     11,772                9,796
Advances to parent company, principally at LIBOR plus 1%                 260,517              266,722
Railcar lease fleet, net                                               1,561,644            1,653,495
Intermodal tank container fleet, net                                     292,375               12,332
Fixed assets, net                                                        211,084              217,040
Investment in direct financing lease                                      30,641               34,012
Other assets                                                              72,726               74,873
                                                                     -----------          -----------
      Total assets                                                    $2,916,195           $2,626,076
                                                                     ===========          ===========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                      $   71,429           $   74,891
Minority interest liability                                               78,067               19,397
Accrued rent                                                              83,394               70,173
Accrued liabilities                                                      173,365              178,255
Borrowed debt                                                          1,124,191              986,240
                                                                     -----------          -----------
                                                                       1,530,446            1,328,956

Deferred items
  Deferred income taxes and investment tax credits                       466,712              457,991

Stockholder's equity
  Common stock, no par value; 1,000 shares authorized
    and issued                                                           106,689              106,689
  Additional capital                                                     133,459               96,865
  Retained earnings                                                      678,889              635,575
                                                                     -----------          -----------
    Total stockholder's equity                                           919,037              839,129
                                                                     ===========          ===========
      Total liabilities, deferred items and
               stockholder's equity                                   $2,916,195           $2,626,076
                                                                     ===========          ===========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  Years Ended December 31, 2000, 1999 and 1998

                             (Dollars in Thousands)

                                            Common          Additional          Retained
                                            Stock            Capital            Earnings             Total
                                          ---------       -------------       ------------         ---------
Balance at December 31, 1997 as
 previously reported                         $106,689          $  6,346           $481,965            $595,000

Adjustment to reflect change in
 reporting entity                                   -            90,519             50,124             140,643
                                            ---------       -----------       ------------         -----------
Balance at December 31, 1997 as
 adjusted                                     106,689            96,865            532,089             735,643

Net income                                          -                 -            142,307             142,307
Cash dividends                                      -                 -            (48,000)            (48,000)
Non-cash dividends                                  -                 -            (41,339)            (41,339)
                                            ---------       -----------       ------------         -----------

Balance at December 31, 1998                  106,689            96,865            585,057             788,611

Net income                                          -                 -            132,568             132,568
Cash dividends                                      -                 -            (82,000)            (82,000)
Non-cash dividends                                  -                 -                (50)                (50)
                                            ---------       -----------       ------------         -----------

Balance at December 31, 1999                  106,689            96,865            635,575             839,129

Capital contribution                                -            36,594                  -              36,594
Net income                                          -                 -            141,314             141,314
Cash dividends                                      -                 -            (98,000)            (98,000)
                                            ---------       -----------       ------------         -----------

Balance at December 31, 2000                 $106,689          $133,459           $678,889            $919,037
                                            =========       ===========       ============         ===========

                See Notes to Consolidated Financial Statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                                        For the Year Ended December 31,
                                                             ----------------------------------------------------
                                                                 2000              1999                  1998
                                                             -----------       -----------           ------------
                                                                                (Restated)            (Restated)
Cash flows from operating activities:
  Net income                                                  $ 141,314          $ 132,568          $ 142,307
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             159,586            148,028            134,061
      Gain on disposition of railcars and other fixed
       assets                                                    (4,178)            (4,357)            (5,709)
      Deferred taxes                                             11,591             22,937             11,593
      Other non-cash income and expenses                          4,575              2,163              1,576
      Changes in operating assets and liabilities               (24,148)            16,801            (18,274)
                                                            -----------       ------------         ----------
Net cash provided by operating activities                       288,740            318,140            265,554

Cash flows from investing activities:
  Construction and purchase of railcars and
    other fixed assets                                         (213,261)          (219,391)          (268,782)
  Decrease (increase) in advance to parent                       51,514           (159,828)            37,481
  (Increase) decrease in other assets and investments              (896)               521              8,133
  Proceeds from disposals of railcars
    and other fixed assets                                       12,107             12,493             10,161
  Purchases of businesses, net of cash acquired                (284,985)           (11,764)           (57,906)
                                                            -----------       ------------         ----------
Net cash used in investing activities                          (435,521)          (377,969)          (270,913)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                       184,157            176,900             80,550
  Proceeds from sale-leaseback transactions                     150,026             13,200            130,018
  Principal payments of borrowed debt                           (44,779)           (62,948)          (189,088)
  Cash dividends                                                (98,000)           (82,000)           (48,000)
                                                            -----------       ------------         ----------
Net cash provided by (used in) financing activities             191,404             45,152            (26,520)

Effect of exchange rates on cash and cash equivalents            (1,759)             3,246             (6,365)
                                                            -----------       ------------         ----------
Net increase (decrease) in cash and cash equivalents             42,864            (11,431)           (38,244)

Cash and cash equivalents at beginning of year                   50,936             62,367            100,611
                                                            -----------       ------------         ----------

Cash and cash equivalents at end of year                      $  93,800          $  50,936          $  62,367
                                                            ===========       ============         ==========

                 See Notes to Consolidated Financial Statements

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

1. Ownership

UNION TANK CAR COMPANY (with its wholly-owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") is a wholly-owned subsidiary of Marmon Industrial LLC ("MIC") and a subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2. Summary of Accounting Principles and Practices

   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On September 1, 2000, the Company acquired a company engaged in the metals distribution business and its wholly-owned subsidiaries, through a capital contribution from Holdings. The acquisition has been accounted for on an "as if pooled" basis and, accordingly, the accompanying financial statements include the financial positions, results of operations, and cash flows of the combined companies for all periods presented.

Total revenues and net income previously reported by the Company and the "as if pooled" entities for the year ended December 31, 1999 and 1998 are as follows:

                                          Total Revenues           Net Income
                                        -----------------        --------------
    1999
    ----
    As previously reported                   $  988,305              $116,557
    "As if pooled" entities                     460,712                16,011
                                        -----------------        --------------
    As restated                              $1,449,017              $132,568
                                        =================        ==============

    1998
    ----
    As previously reported                   $  906,619              $127,421
    "As if pooled" entities                     413,902                14,886
                                        -----------------        --------------
    As restated                              $1,320,521              $142,307
                                        =================        ==============

For the eight months ended August 31, 2000, the "as if pooled" entities had total revenues of $335,608 and net income of $8,648.

   Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Lessor Accounting

Operating Leases - Most of the Company's railcar and intermodal tank container leases are classified as operating leases. Aggregate rentals from operating leases are reported as revenue ratably over the life of the lease. Expenses, including depreciation and maintenance, are charged as incurred.

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

   Revenue Recognition

Revenue from sales of products is generally recognized upon shipment to customers which is when title and the risks and rewards of ownership are passed on to the customers.

   Shipping and Handling Costs

All freight costs incurred by the Company to ship its products to its customers are included in cost of sales.

   Depreciation and Fixed Assets Accounting

Railcars and fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are principally: railcars, 25-30 years; intermodal tank containers, 15-20 years; buildings and improvements, 20-30 years; and machinery and equipment, 3-20 years.

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

Translation adjustments and transaction gains and losses are assumed by the Company's parent. For the years ended December 31, 2000, 1999 and 1998, MIC absorbed a gain of $938, a loss of $585, and a gain of $1,968, respectively.

   Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Finished goods represented approximately 70% of net inventories at December 31, 2000.

   Fair Value of Financial Instruments

All book value amounts for financial instruments approximate the instruments' fair value except for borrowed debt discussed in Note 7.

   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Acquisitions

In September 2000, the Company acquired the intermodal tank container leasing business of Transamerica Leasing, Inc. for $264 million. In addition, the Company acquired other entities for a total of $21 million. These acquisitions were accounted for using the purchase method.

   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 10% of consolidated lease revenues. Each lease involves one to several thousand cars, normally for periods ranging from one to twenty years. The average term of leases entered into during 2000 for newly-manufactured cars was approximately eight years. The average term of leases entered into during 2000 for used tank cars and other railcars was approximately four years. Under the terms of most of the leases, the Company agrees to provide a full range of services including car repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 2000:

                              Direct
                            Financing            Operating
                              Leases               Leases               Total
                           -----------         -------------         -----------
        2001                   $3,975           $  424,623           $  428,598
        2002                        -              339,646              339,646
        2003                        -              263,603              263,603
        2004                        -              194,653              194,653
        2005                        -              137,499              137,499
        2006 and thereafter     1,858              286,382              288,240
                             --------           ----------           ----------
         Totals                $5,833           $1,646,406           $1,652,239
                             ========           ==========           ==========

The investment in railcars on direct financing leases is recoverable from future lease payments and estimated residual values. Details of this investment, which is classified in the accompanying consolidated balance sheet under railcar lease fleet, are as follows:

                                                          December 31,
                                              ----------------------------------
                                                   2000                  1999
                                              -------------          -----------
Minimum future lease rentals                   $  5,833              $  6,070
Estimated residual values                        14,555                 8,238
                                              ---------              --------
Gross investment                                 20,388                14,308
Less unearned income                             (4,552)                 (181)
                                              ---------              --------
Net investment                                 $ 15,836              $ 14,127
                                              =========              ========
Classified as
  Railcar lease fleet (cost)                   $ 31,230              $ 27,459
  Less accumulated depreciation                 (15,394)              (13,332)
                                              ---------              --------
                                               $ 15,836              $ 14,127
                                              =========              ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Lease Fleet and Fixed Assets

                                                           December 31,
                                                  -----------------------------
                                                     2000                1999
                                                  ----------           --------
     Railcar lease fleet
       Gross cost                                 $ 2,906,251       $ 2,935,954
       Less accumulated depreciation               (1,344,607)       (1,282,459)
                                                  -----------       -----------
                                                  $ 1,561,644       $ 1,653,495
                                                  ===========       ===========
     Intermodal tank container lease fleet
       Gross cost                                 $   300,330       $    12,842
       Less accumulated depreciation                   (7,955)             (510)
                                                  -----------       -----------
                                                  $   292,375       $    12,332
                                                  ===========       ===========
     Fixed assets, at cost
       Land                                       $    16,025       $    15,572
       Buildings and improvements                     171,570           168,669
       Machinery and equipment                        325,950           322,089
                                                  -----------       -----------
                                                      513,545           506,330
         Less accumulated depreciation               (302,461)         (289,290)
                                                  -----------       -----------
                                                  $   211,084       $   217,040
                                                  ===========       ===========

5.  Investment in Direct Financing Lease

In 1987, one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18-year period.

Minimum future rentals to be received on the lease are as follows at December 31, 2000:


                 2001                           $ 5,592
                 2002                             5,592
                 2003                             5,592
                 2004                             5,592
                 2005                             5,592
                                                -------
                   Total                        $27,960
                                                =======

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment is recoverable from future lease payments and estimated residual value, as follows:

                                                    December 31,
                                            -----------------------------
                                               2000               1999
                                            ----------        -----------
     Minimum future lease rentals             $ 27,960           $ 34,812
     Estimated residual value                   15,842             16,436
                                            ----------          ---------

     Gross investment                           43,802             51,248
     Less unearned income                      (13,161)           (17,236)
                                            ----------          ---------
     Net investment                           $ 30,641           $ 34,012
                                            ==========          =========

6.  Lease Commitments

The Company as lessee has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

The railcar lease fleet includes the following capitalized leases:

                                                       December 31,
                                              --------------------------------
                                                 2000                  1999
                                              ----------            ----------
     Capitalized lease cost                      $16,268               $16,384
     Less accumulated depreciation                (9,953)               (9,494)
                                               ---------              --------
                                                 $ 6,315               $ 6,890
                                               =========              ========

In 2000, the Company entered into a sale-leaseback transaction with a financial institution pursuant to which it sold and leased back an aggregate of $150,026 in railcars. The Company has an option to purchase all of the railcars at a fixed purchase price on July 15, 2012.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2000, future minimum rental commitments for all noncancelable leases are as follows:

                                                                                    Operating Leases
                                                                   -------------------------------------------------
                                                Capitalized           Sale-              Other              Total
                                                   Leases           Leaseback          Operating          Operating
                                               -------------       -----------        -----------        -----------
2001                                                    $ 86          $ 66,312            $ 6,138         $   72,450
2002                                                       -            66,650              6,123             72,773
2003                                                       -            68,433              5,003             73,436
2004                                                       -            71,470              4,080             75,550
2005                                                       -            94,673              3,215             97,888
2006 and thereafter                                        -           597,548             21,580            619,128
                                               -------------       -----------        -----------        -----------
                                                          86          $965,086            $46,139         $1,011,225
                                                                   ===========        ===========        ===========
Less amount representing interest                        (10)
                                               -------------
Present value of minimum lease payments                   76
Less current portion                                     (76)
                                               -------------
Long-term obligation at December 31, 2000               $  -
                                               =============


Minimum future sublease revenue to be received under existing capitalized and sale-leaseback leases as of December 31, 2000 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

                                                               Sale-
                                       Capitalized           Leaseback
                                          Leases              Leases
                                       ------------         -----------
          2001                               $1,939            $ 81,440
          2002                                    -              70,773
          2003                                    -              60,255
          2004                                    -              49,769
          2005                                    -              35,955
          2006 and thereafter                     -              87,421
                                       ------------         -----------
                                             $1,939            $385,613
                                       ============         ===========

Sublease rentals recorded as revenue for the years ended December 31, 2000, 1999 and 1998 were approximately $93,000, $80,000 and $71,000, respectively.

Rentals charged to costs and expenses were $73,350, $65,053, and $61,055 in 2000, 1999, and 1998, respectively.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Borrowed Debt

                                                                            December 31,
                                                                    ----------------------------
                                                                       2000               1999
                                                                    ----------         ----------
  Unsecured notes, due from 2001 - 2009 at 5.78% - 7.45%
  (average rate 6.86% as of December 31, 2000 and 1999)             $  550,000         $  550,000

  Senior secured notes, due from 2010 - 2015 at 6.79% - 7.68%
  (average rate 7.36% as of December 31, 2000 and 6.79% as of
  December 31, 1999)                                                   280,000            100,000

  Equipment obligations, payable periodically through 2009 at
  6.50% - 11.60% (average rate 7.98% as of December 31, 2000
  and 8.07% as of December 31, 1999)                                   267,310            308,307

  Other long-term borrowings, payable periodically through 2014
  (average rate of 9.97% as of December 31, 2000 and 10.21% as
  of December 31, 1999)                                                 26,881             27,933
                                                                    ----------         ----------
                                                                    $1,124,191         $  986,240
                                                                    ==========         ==========

Senior secured notes of $100,000 are secured by railcars with an original cost of $132,754 and $133,347 at December 31, 2000 and 1999, respectively.

In September 2000, EXSIF Worldwide, Inc., an indirect majority-owned subsidiary of the Company, issued $180,000 principal amount of senior secured notes. Interest on the notes is payable semiannually on April 1 and October 1, commencing April 1, 2001 at the rate of 7.68% per annum. Principal is payable annually commencing on October 1, 2001 and continuing until maturity on October 1, 2015. The notes are secured by intermodal tank container assets with a total purchase price of approximately $240,000 and the future stream of leasing income on such intermodal tank containers. Payment of the notes has been guaranteed by the Company.

Equipment obligations are secured by railcars with an original cost of $735,735 and $827,357 at December 31, 2000 and 1999, respectively.

The Company's Canadian subsidiaries have approximately $12,340 of credit lines available on a no-fee basis. No amounts were outstanding as of December 31, 2000 and 1999.

Maturities of debt obligations for the years 2001 - 2005 are $371,636 as follows: $88,783 in 2001, $86,249 in 2002, $58,394 in 2003, $92,232 in 2004 and
$45,978 in 2005.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of borrowed debt is as follows:

                                                 December 31,
                                           ------------------------
                                              2000          1999
                                           ----------    ----------
          Unsecured notes                  $  559,711    $  574,789
          Senior secured notes                291,328        94,453
          Equipment obligations               279,230       313,691
          Other long-term borrowings           29,593        30,545
                                           ----------    ----------
                                           $1,159,862    $1,013,478
                                           ==========    ==========

The current fair value of the Company's borrowed debt is estimated by discounting the future interest and principal cash flows at the Company's estimated incremental borrowing rate at the respective year-end for debt with similar maturities.

8.  Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with MIC, federal income taxes, before consideration of investment tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, MIC on this basis. If deductions and credits available to Holdings' entire consolidated group exceed those which can be used on the return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

Undistributed earnings of the Company's non-U.S. subsidiaries reflect full provision for non-U.S. income taxes. However, since the earnings are indefinitely reinvested in non-U.S. operations, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of any such liability.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the provision for income taxes:

                                                         2000        1999        1998
                                                       --------    --------    --------
     State
       Current                                         $  4,049    $  4,015    $  4,785
       Deferred                                            (221)        910         124
     Federal
       Current                                           37,596      33,658      42,137
       Deferred and investment tax credit                17,042      26,320      16,743
     Foreign
       Current                                           24,786      17,657      28,876
       Deferred and investment tax credit                (5,230)     (4,293)     (5,274)
                                                       --------    --------    --------
           Total                                       $ 78,022    $ 78,267    $ 87,391
                                                       ========    ========    ========

In 2000, 1999, and 1998, the Company paid foreign withholding taxes of $1,210, $2,112, and $2,594, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

                                                         2000        1999        1998
                                                       --------    --------    --------
     Domestic                                          $173,337    $181,370    $184,999
     Foreign                                             45,999      29,465      44,699
                                                       --------    --------    --------
           Total                                       $219,336    $210,835    $229,698
                                                       ========    ========    ========

Income tax effects of significant items which resulted in effective tax rates of 35.6% in 2000, 37.1% in 1999, and 38.0% in 1998 follow:

                                                         2000        1999        1998
                                                       --------    --------    --------
     Federal income taxes at 35% statutory rate        $ 76,768    $ 73,792    $ 80,394
     Increase (decrease) resulting from:
       Amortization of investment tax credits            (1,876)     (2,013)     (2,139)
       State income taxes, net of federal income
         tax benefit                                      2,411       3,520       3,234
       Excess tax provided on foreign income              1,198       2,388       5,309
       Amortization of goodwill                           2,133       2,133       1,658
       Other, net                                        (2,612)     (1,553)     (1,065)
                                                       --------    --------    --------
           Total income taxes                          $ 78,022    $ 78,267    $ 87,391
                                                       ========    ========    ========

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of net deferred tax balances are as follows:

                                                                  2000          1999
                                                               ----------    ----------
          Excess of tax over book depreciation                 $ (479,544)   $ (468,591)
          Other                                                   (31,096)      (33,506)
                                                               ----------    ----------
              Gross liabilities                                  (510,640)     (502,097)


          Expenses per books not yet deductible for tax            34,555        34,923
          Other                                                    20,935        22,798
                                                               ----------    ----------
              Gross assets                                         55,490        57,721

          Deferred investment tax credits                         (11,562)      (13,615)
                                                               ----------    ----------
          Net deferred income tax liability                    $ (466,712)   $ (457,991)
                                                               ==========    ==========

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next eight years) in the gross amount of $2,600 at December 31, 2000 and $4,000 at December 31, 1999.

9.   Contingencies

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability and products liability exposures, as well as certain workers' compensation liabilities in states where it is authorized to do so. The Company maintains no property damage insurance on its railcars or intermodal tank containers. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims. The Company reserves the full estimated value of claims. It does not discount its claims liability.

The Company has certain environmental matters currently pending, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Pension Benefits

Substantially all of the Company's employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 2000, 1999 and 1998 was $11,046, $12,142, and $10,356,
respectively.

As of December 31, 2000, the Company's defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan income was $590, $441, and $191 for 2000, 1999, and 1998, respectively. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $307 and $897 at December 31, 2000 and 1999, respectively.

11.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 2000 and 1999, the liability for postretirement health care and life insurance benefits was $4,444 and $4,439 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $685, $511, and $558 in 2000, 1999, and 1998, respectively.

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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13   Consolidating Financial Information

Condensed consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                Year Ended December 31, 2000
                                                ----------------------------

                                    Union Tank Car        Procor           Other
                                       Company           Limited        Subsidiaries      Eliminations     Consolidated
                                    --------------      ---------       ------------      ------------     ------------
Revenues
 Services (leasing and other)             $469,117       $ 76,329           $148,780          $(21,024)      $  673,202
 Net sales                                 121,832         27,830            649,127           (25,127)         773,662
                                    --------------      ---------       ------------      ------------     ------------
                                           590,949        104,159            797,907           (46,151)       1,446,864
Other income                                  (776)         9,484             12,509            15,576           36,793
                                    --------------      ---------       ------------      ------------     ------------
                                           590,173        113,643            810,416           (30,575)       1,483,657

Costs and expenses
 Cost of services                          267,083         41,053            112,842           (21,024)         399,954
 Cost of sales                             112,416         27,284            532,230           (25,127)         646,803
 General and administrative                 34,378          3,983            102,562                 -          140,923
 Interest                                   50,237          5,403              5,425            15,576           76,641
                                    --------------      ---------       ------------      ------------     ------------
                                           464,114         77,723            753,059           (30,575)       1,264,321
                                    --------------      ---------       ------------      ------------     ------------
Income before income taxes                 126,059         35,920             57,357                 -          219,336
Provision for income taxes                  38,826         13,759             25,437                 -           78,022
                                    --------------      ---------       ------------      ------------     ------------
Net income                                $ 87,233       $ 22,161           $ 31,920          $      -       $  141,314
                                    ==============      =========       ============      ============     ============

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                                Year Ended December 31, 1999
                                                ----------------------------

                                    Union Tank Car        Procor           Other
                                       Company           Limited        Subsidiaries      Eliminations     Consolidated
                                    --------------      ---------       ------------      ------------     ------------
Revenues
   Services (leasing and other)           $464,144       $ 75,396           $ 97,883          $ (5,817)      $  631,606
   Net sales                               199,483         37,495            591,491           (38,477)         789,992
                                    --------------      ---------       ------------      ------------     ------------
                                           663,627        112,891            689,374           (44,294)       1,421,598
Other income                                 1,601          7,749             10,617             7,452           27,419
                                    --------------      ---------       ------------      ------------     ------------
                                           665,228        120,640            699,991           (36,842)       1,449,017

Costs and expenses
   Cost of services                        253,594         43,399             79,505            (5,817)         370,681
   Cost of sales                           187,975         34,672            479,776           (38,477)         663,946
   General and administrative               35,621          3,742             90,894                 -          130,257
   Interest                                 55,949          9,642                255             7,452           73,298
                                    --------------      ---------       ------------      ------------     ------------
                                           533,139         91,455            650,430           (36,842)       1,238,182
                                    --------------      ---------       ------------      ------------     ------------
Income before income taxes                 132,089         29,185             49,561                 -          210,835
Provision for income taxes                  48,902         10,815             18,550                 -           78,267
                                    --------------      ---------       ------------      ------------     ------------
Net income                                $ 83,187       $ 18,370           $ 31,011          $      -       $  132,568
                                    ==============      =========       ============      ============     ============


                                                Year Ended December 31, 1998
                                                ----------------------------

                                    Union Tank Car        Procor           Other
                                       Company           Limited        Subsidiaries      Eliminations     Consolidated
                                    --------------      ---------       ------------      ------------     ------------
Revenues
   Services (leasing and other)           $436,139       $ 81,240           $ 72,791          $ (5,042)      $  585,128
   Net sales                               172,317         32,187            537,691           (35,950)         706,245
                                    --------------      ---------       ------------      ------------     ------------
                                           608,456        113,427            610,482           (40,992)       1,291,373
Other income                                (1,953)        11,056             13,215             6,830           29,148
                                    --------------      ---------       ------------      ------------     ------------
                                           606,503        124,483            623,697           (34,162)       1,320,521

Costs and expenses
   Cost of services                        225,381         43,797             60,895            (5,042)         325,031
   Cost of sales                           159,221         28,785            427,121           (35,950)         579,177
   General and administrative               34,756          4,071             76,310                 -          115,137
   Interest                                 51,700         12,004                944             6,830           71,478
                                    --------------      ---------       ------------      ------------     ------------
                                           471,058         88,657            565,270           (34,162)       1,090,823
                                    --------------      ---------       ------------      ------------     ------------
Income before income taxes                 135,445         35,826             58,427                 -          229,698
Provision for income taxes                  53,593         10,035             23,763                 -           87,391
                                    --------------      ---------       ------------      ------------     ------------
Net income                                $ 81,852       $ 25,791           $ 34,664          $      -       $  142,307
                                    ==============      =========       ============      ============     ============

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

Condensed consolidated balance sheets as of December 31, 2000 and 1999 are as follows:

                                                            December 31, 2000
                                                            -----------------
                                         Union Tank Car        Procor           Other
                                            Company           Limited        Subsidiaries      Eliminations     Consolidated
                                         --------------      ---------       ------------      ------------     ------------
Assets
------

Cash and cash equivalents                  $    4,494        $ 82,344        $    6,962        $       -        $   93,800
Accounts receivable                            29,133          12,696           113,185           (4,743)          150,271
Accounts and notes receivable,
 affiliates                                         -              83            57,211                -            57,294
Inventories, net                               28,191           8,122           137,758                -           174,071
Prepaid expenses and deferred
 charges                                        6,210             763             5,167             (368)           11,772
Advances to parent                            142,673         (12,869)          132,042           (1,329)          260,517
Railcar lease fleet, net                    1,220,966         156,513           184,165                -         1,561,644
Intermodal tank container fleet,
 net                                                -               -           292,375                -           292,375
Fixed assets, net                             100,631          18,335            92,118                -           211,084
Investment in aircraft direct
 financing lease                                    -          30,641                 -                -            30,641
Investment in subsidiaries                    823,329               -                 -         (823,329)                -
Other assets                                      596             503            71,627                -            72,726
                                           ----------        --------        ----------        ---------        ----------
      Total assets                         $2,356,223        $297,131        $1,092,610        $(829,769)       $2,916,195
                                           ==========        ========        ==========        =========        ==========

Liabilities, Deferred Items and
-------------------------------
Stockholder's Equity
--------------------

Accounts payable                           $   27,412        $  2,702        $   45,639        $  (4,324)       $   71,429
Minority interest                                   -               -                 -           78,067            78,067
Accrued liabilities                           191,528          11,670            49,728            3,833           256,759
Borrowed debt                                 875,767          63,800           184,624                -         1,124,191
                                           ----------        --------        ----------        ---------        ----------
                                            1,094,707          78,172           279,991           77,576         1,530,446

Deferred income taxes and
 investment tax credits                       342,719          68,590            55,403                -           466,712

Stockholder's equity
  Common stock and additional
   capital                                    323,104          13,012           495,344         (591,312)          240,148
  Retained earnings                           560,034         142,352           292,557         (316,054)          678,889
  Equity adjustment from foreign
   currency translation                        35,659          (4,995)          (30,685)              21                 -
                                           ----------        --------        ----------        ---------        ----------
    Total stockholder's equity                918,797         150,369           757,216         (907,345)          919,037
                                           ----------        --------        ----------        ---------        ----------
      Total liabilities, deferred
        items and stockholder's
        equity                             $2,356,223        $297,131        $1,092,610        $(829,769)       $2,916,195
                                           ==========        ========        ==========        =========        ==========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                                            December 31, 1999
                                                            -----------------
                                         Union Tank Car        Procor           Other
                                            Company           Limited        Subsidiaries      Eliminations     Consolidated
                                         --------------      ---------       ------------      ------------     ------------
Assets
------

Cash and cash equivalents                  $       50        $ 48,254          $  2,632        $       -        $   50,936
Accounts receivable                            29,277          15,934            87,393           (1,254)          131,350
Accounts and notes receivable,
 affiliates                                         -             137            13,155               10            13,302
Inventories, net                               39,950           9,869           112,399                -           162,218
Prepaid expenses and deferred
 charges                                        6,731             564             1,411            1,090             9,796
Advances to parent                            176,079           7,060            84,820           (1,237)          266,722
Railcar lease fleet, net                    1,465,605         174,909            12,981                -         1,653,495
Intermodal tank container fleet,
 net                                                -               -            12,332                -            12,332
Fixed assets, net                             101,123          20,628            95,289                -           217,040
Investment in aircraft direct
 financing lease                                    -          34,012                 -                -            34,012
Investment in subsidiaries                    381,254               -                 -         (381,254)                -
Other assets                                      322               -            74,551                -            74,873
                                           ----------        --------        ----------        ---------        ----------
      Total assets                         $2,200,391        $311,367          $496,963        $(382,645)       $2,626,076
                                           ==========        ========        ==========        =========        ==========

Liabilities, Deferred Items and
-------------------------------
Stockholder's Equity
--------------------

Accounts payable                           $   22,534        $  4,555          $ 48,945        $  (1,143)       $   74,891
Minority interest                                   -               -                 -           19,397            19,397
Accrued liabilities                           173,974           4,811            83,918          (14,275)          248,428
Borrowed debt                                 910,308          72,738             3,194                -           986,240
                                           ----------        --------        ----------        ---------        ----------
                                            1,106,816          82,104           136,057            3,979         1,328,956

Deferred income taxes and
 investment tax credits                       421,753          78,414           (42,176)               -           457,991

Stockholder's equity
  Common stock and additional
   capital                                    113,035          13,012           197,227         (119,720)          203,554
  Retained earnings                           532,775         137,372           232,358         (266,930)          635,575
  Equity adjustment from foreign
   currency translation                        26,012             465           (26,503)              26                 -
                                           ----------        --------        ----------        ---------        ----------
    Total stockholder's equity                671,822         150,849           403,082         (386,624)          839,129
                                           ----------        --------        ----------        ---------        ----------
      Total liabilities, deferred
        items and stockholder's
        equity                             $2,200,391        $311,367          $496,963        $(382,645)       $2,626,076
                                           ==========        ========        ==========        =========        ==========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

Condensed consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                           Year Ended December 31, 2000
                                                           ----------------------------
                                          Union Tank Car        Procor           Other
                                             Company           Limited        Subsidiaries      Eliminations     Consolidated
                                          --------------      ---------       ------------      ------------     ------------
Net cash provided by operating               $  72,503          $27,508         $ 188,729        $      -         $  288,740
 activities

Cash flows from investing activities:
  Construction and purchase of
   railcars and other fixed assets            (172,116)          (6,661)          (34,484)              -           (213,261)
  Decrease (increase) in advance to
   parent                                       78,710           19,929           (47,125)              -             51,514
  (Increase) decrease  in other
   assets                                            -                -              (896)              -              ( 896)
  Proceeds from disposals of
   railcars and other fixed assets               7,862            2,604             1,641               -             12,107
  Purchases of businesses, net of
   cash acquired                                     -                -          (284,985)              -           (284,985)
                                             ---------          -------         ---------        --------         ----------
Net cash (used in) provided by
 investing activities                          (85,544)          15,872          (365,849)              -           (435,521)

Cash flows from financing activities:
  Proceeds from issuance of borrowed
   debt                                              -                -           184,157               -            184,157
  Proceeds from sale-leaseback
   transactions                                150,026                -                 -               -            150,026
  Principal payments of borrowed debt          (34,541)          (7,531)           (2,707)              -            (44,779)
  Cash dividends                               (98,000)               -                 -               -            (98,000)
                                             ---------          -------         ---------        --------         ----------
Net cash provided by (used in)
 financing activities                           17,485           (7,531)          181,450               -            191,404
Effect of exchange rates on cash and
 cash equivalents                                    -           (1,759)                -               -             (1,759)
                                             ---------          -------         ---------        --------         ----------
Net increase in cash and cash
 equivalents                                     4,444           34,090             4,330               -             42,864
Cash and cash equivalents at
 beginning of year                                  50           48,254             2,632               -             50,936
                                             ---------          -------         ---------        --------         ----------
Cash and cash equivalents at end of
 year                                        $   4,494          $82,344         $   6,962        $      -         $   93,800
                                             =========          =======         =========        ========         ==========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                                   Year Ended December 31, 1999
                                                   ----------------------------
                                          Union Tank Car        Procor           Other
                                             Company           Limited        Subsidiaries      Eliminations     Consolidated
                                          --------------      ---------       ------------      ------------     ------------
Net cash provided by operating
 activities                                  $ 205,511         $ 32,464          $ 80,165          $      -         $ 318,140

Cash flows from investing activities:
  Construction and purchase of
   railcars and other fixed assets            (199,865)          (2,273)          (17,253)                -          (219,391)
  Decrease (increase) in advance to
   parent                                      (82,106)         (20,227)          (57,495)                -          (159,828)
  (Increase) decrease  in other
   assets                                            -                -               521                 -               521
  Proceeds from disposals of
   railcars and other fixed assets               7,180            4,212             1,101                 -            12,493
  Purchases of businesses, net of
   cash acquired                                     -                -           (11,764)                -           (11,764)
                                             ---------         --------          --------          --------         ---------
Net cash (used in) provided by
 investing activities                         (274,791)         (18,288)          (84,890)                -          (377,969)

Cash flows from financing activities:
  Proceeds from issuance of borrowed
   debt                                        175,000                -             1,900                 -           176,900
  Proceeds from sale-leaseback
   transactions                                 13,200                -                 -                 -            13,200
  Principal payments of borrowed debt          (38,107)         (24,332)             (509)                -           (62,948)
  Cash dividends                               (82,000)               -                 -                 -           (82,000)
                                             ---------         --------          --------          --------         ---------
Net cash provided by (used in)
 financing activities                           68,093          (24,332)            1,391                 -            45,152
Effect of exchange rates on cash and
 cash equivalents                                    -            3,246                 -                 -             3,246
                                             ---------         --------          --------          --------         ---------
Net decrease in cash and cash
 equivalents                                    (1,187)          (6,910)           (3,334)                -           (11,431)
Cash and cash equivalents at
 beginning of year                               1,237           55,164             5,966                 -            62,367
                                             ---------         --------          --------          --------         ---------
Cash and cash equivalents at end of
 year                                        $      50         $ 48,254          $  2,632          $      -         $  50,936
                                             =========         ========          ========          ========         =========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                                   Year Ended December 31, 1998
                                                   ----------------------------
                                          Union Tank Car        Procor           Other
                                             Company           Limited        Subsidiaries      Eliminations     Consolidated
                                          --------------      ---------       ------------      ------------     ------------
Net cash provided by operating
 activities                                  $ 171,708         $ 17,800            76,046          $      -         $ 265,554

Cash flows from investing activities:
  Construction and purchase of
   railcars and other fixed assets            (250,209)          (3,706)          (14,867)                -          (268,782)
  Decrease (Increase) in advance to
   parent                                       28,936          (32,466)           41,011                 -            37,481
  (Increase) decrease  in other
   assets                                            -                -             8,133                 -             8,133
  Proceeds from disposals of railcars
   and other fixed assets                        4,884            4,534               743                 -            10,161
  Purchases of businesses, net of
   cash acquired                                (5,940)               -           (51,966)                -           (57,906)
                                             ---------         --------          --------          --------         ---------
Net cash (used in) provided by
  investing activities                        (222,329)         (31,638)          (16,946)                -          (270,913)

Cash flows from financing activities:
  Proceeds from issuance of borrowed
   debt                                         80,000                -               550                 -            80,550
  Proceeds from sale-leaseback
   transactions                                130,018                -                 -                 -           130,018
  Principal payments of borrowed debt         (110,615)         (22,897)          (55,576)                -          (189,088)
  Cash dividends                               (48,000)               -                 -                 -           (48,000)
                                             ---------         --------          --------          --------         ---------
Net cash provided by (used in)
 financing activities                           51,403          (22,897)          (55,026)                -           (26,520)

Effect of exchange rates on cash and
 cash equivalents                                    -           (6,365)                -                 -            (6,365)
                                             ---------         --------          --------          --------         ---------
Net increase (decrease) in cash and
 cash equivalents                                  782          (43,100)            4,074                 -           (38,244)
Cash and cash equivalents at
 beginning of year                                 455           98,264             1,892                 -           100,611
                                             ---------         --------          --------          --------         ---------
Cash and cash equivalents at end of
 year                                        $   1,237         $ 55,164          $  5,966          $      -         $  62,367
                                             =========         ========          ========          ========         =========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements.

                           Interest          Management         Insurance
                            Income            Expense            Billed
                           --------          ----------         ---------
          2000              $17,794             $3,107            $3,088
          1999                9,682              5,063             3,396
          1998                9,056              5,344             2,756

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $219,169 and $221,548 at December 31, 2000 and 1999,
respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in receivables of $41,348 and $45,174 at December 31, 2000 and 1999, respectively, that are included in advances to parent company.

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

Included in the preceding table as insurance billed are $2,238 in 2000, $1,631 in 1999 and $1,618 in 1998 for insurance premiums for coverage that was insured or reinsured with an insurance company which the Company has been advised is controlled by trusts for the benefit of an individual related by marriage to a member of the Pritzker family.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2000, Worldwide Containers, Inc. ("WCI"), a majority-owned subsidiary of the Company, received a capital contribution from an affiliate consisting of a $43,400 demand note of another affiliate of the Company and 20% of the capital stock of Webb Wheel Products, Inc., another affiliate of the Company, in exchange for approximately 15.1% of the capital stock of WCI. WCI also received a capital contribution from another affiliate consisting of a 20% limited partnership interest in Rail Car Associates Limited Partnership in exchange for approximately 4.2% of the capital stock of WCI. These noncash transactions have been excluded from the consolidated statement of cash flows.

The Company's minority partners' interest in Worldwide Containers, Inc. at December 31, 2000 and 1999 was $78,067 and $4,100, respectively. The minority interest in income was $1,539 for the year ended December 31, 2000.

Prior to its acquisition of the 20% minority interest in September 2000, the Company owned an 80% interest in Rail Car Associates Limited Partnership. The Company's minority partner's interest in the partnership at December 31, 1999 was $15,297. The minority interest in income was $582, $894, and $900 for the years ended December 31, 2000, 1999 and 1998, respectively. All minority interest in income was included as a charge against other income.

15.   Derivative Financial Instruments

The Company's Canadian subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. Foreign currency forward contracts, all with initial maturities of less than one year, amounted to $8,700 and $9,100 at December 31, 2000 and 1999, respectively.

16.   Quarterly Data (Unaudited)

                                                                 Three Months Ended
                                           --------------------------------------------------------------
                                           March 31          June 30           Sept. 30          Dec. 31
                                           --------          --------          --------          --------
2000 (March and June Restated)
  Net sales and services revenues          $352,962          $371,511          $356,089          $366,302
  Cost of sales and services                254,540           269,164           257,092           265,961
                                           --------          --------          --------          --------
  Gross profit                               98,422           102,347            98,997           100,341

  Net income                               $ 33,893          $ 36,959          $ 37,371          $ 33,091
                                           ========          ========          ========          ========

1999 (Restated)
  Net sales and services revenues          $344,613          $371,687          $353,830          $351,468
  Cost of sales and services                248,216           275,367           259,941           251,103
                                           --------          --------          --------          --------
  Gross profit                               96,397            96,320            93,889           100,365

  Net income                               $ 31,597          $ 31,678          $ 30,618          $ 38,675
                                           ========          ========          ========          ========

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


17.  Supplementary Disclosures of Cash Flow Information

                                                              For the Year Ended December 31,
                                                      ----------------------------------------------------
                                                        2000                  1999               1998
                                                      --------              -------            --------
                                                                           (Restated)          (Restated)
Changes in operating assets and liabilities:
  Accounts receivable                                 $ (5,494)             $ 3,151            $  9,053
  Inventories                                           (4,886)              11,943             (15,631)
  Prepaid expenses and deferred charges                    263                2,089               1,961
  Accounts payable, accrued rent and accrued
     liabilities                                       (14,031)                (382)            (13,657)
                                                      --------              -------            --------
                                                      $(24,148)             $16,801            $(18,274)
                                                      ========              =======            ========

Cash paid during the year for:
  Interest (net of amount capitalized)                $ 75,782              $73,739            $ 73,496
  Income taxes                                          62,201               66,450              69,509

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in advances to parent.

18.  Industry Segment Information

The Company's industry and geographic data are found under the "Segment Information" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                               First Elected
         Name                     Age             Current Positions or Offices                  to Position
-----------------------          -----           ------------------------------                -------------
Frank D. Lester                   60         Vice President of the Company and                      1999
                                              President - Tank Car Division

Mark J. Garrette                  47         Vice President of the Company and                      1994
                                              Senior Vice President and
                                              Controller - Tank Car Division

Kenneth P. Fischl                 51         Vice President of the Company                          1992
                                              Director                                              1994

Robert C. Gluth                   76         Director, Executive Vice President                     1981
                                              and served as Treasurer between
                                              February, 1986 and January, 1987
                                              and since October, 1989

Robert A. Pritzker                74         Director and President of the Company                  1981

Robert W. Webb                    61         General Counsel and Secretary                          1986
                                              of the Company

Frank D. Lester

Mr. Lester joined the Tank Car Division in 1979 as a district sales manager. In 1981, he was promoted to Vice President - Sales, and in 1988, he was named Vice President - Quality. In 1994, Mr. Lester was promoted to President of Procor Division. In August 1999, Mr. Lester was named President of the Tank Car Division and appointed a Vice President of the Company.

Mark J. Garrette

Mr. Garrette was appointed Senior Vice President and Controller of the Tank Car Division and Vice President of the Company in August 1994. He joined the Tank Car Division as Vice President and Assistant Controller in May 1994.

Kenneth P. Fischl

Mr. Fischl was elected as a Director in March 1994, and served as President of the Tank Car Division from February 1993 to August 1999. He was appointed a Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager of Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981. Mr. Fischl was appointed a Vice President of The Marmon Group, Inc. ("Marmon") in May 1998.

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

Other Directorships

Mr. Robert A. Pritzker is a Director of Southern Peru Copper Corporation. Otherwise, none of the members of the Company's Board of Directors are members of the board of directors of companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or of a company registered as an investment company under the Investment Company Act of 1940.


ITEM 11.  EXECUTIVE COMPENSATION

Frank D. Lester, Vice President, and Mark J. Garrette, Vice President, were the only executive officers of the Company who in the year ended December 31, 2000, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 2000 compensation from Marmon and are primarily involved in the management of MIC and Marmon. The Company, together with the other subsidiaries of MIC, has been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Lester and Mr. Garrette:

                          Summary Compensation Table

                                                       Annual Compensation                     All Other
                                             --------------------------------------
Name and Principal Position                  Year           Salary            Bonus           Compensation *
---------------------------                  ----           ------            -----           --------------
Frank D. Lester,
  Vice President of the Company              2000           $263,200         $50,000             $29,800
  and President of the Tank Car              1999            220,200          33,600              15,000
  Division

Mark J. Garrette,
  Vice President of the Company              2000            189,700          40,000              21,800
  and Senior Vice President of the           1999            180,300          38,000              21,000
  Tank Car Division                          1998            171,700          35,000              20,200

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which contains a description of certain related party transactions is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                               Page
                                                                               ----
a)  1. Financial Statements -

          Consolidated statement of income for each of the three years
           in the period ended December 31, 2000.............................   17
          Consolidated balance sheet  - December 31, 2000 and 1999...........   18
          Consolidated statement of stockholder's equity for each of
           the three years in the period ended December 31, 2000.............   19
          Consolidated statement of cash flows for each of the three
           years in the period ended December 31, 2000.......................   20
          Notes to consolidated financial statements.........................   21

    2. Schedules

        Financial statement schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto

    3. Index to Exhibits.....................................................   49

b)      Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended December 31, 2000.

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

Dated:  March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                     Title                          Date
-------------------------     -----------------------         ------------------

/s/  Robert A. Pritzker       President and Director          March 27, 2001
-------------------------
     Robert A. Pritzker       (principal executive officer)

/s/  Robert C. Gluth          Executive Vice President,       March 27, 2001
-------------------------
     Robert C. Gluth            Director and Treasurer
                                (principal financial officer
                                and principal accounting
                                officer)

/s/  Kenneth P. Fischl        Vice President and Director     March 27, 2001
-------------------------
     Kenneth P. Fischl

                    UNION TANK CAR COMPANY AND SUBSIDIARIES

                               INDEX TO EXHIBITS


2 (a)     Asset Purchase Agreement between Transamerica Leasing Inc., Trans
           Ocean Tank Services Corporation and EXSIF Worldwide, Inc. (as assignee of Worldwide Containers, Inc.) dated as of July 11, 2000

3 (a)     Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 2, 1982 (which was filed as Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982, and is incorporated herein by reference)

3 (b)     By-Laws of the Company, as adopted November 25, 1987 (which was filed as Exhibit 3(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and is incorporated herein by reference)

4 (a)     Trust Indenture and Security Agreement (UTC Trust No. 2000-A) (L-16)
           dated June 29, 2000 between Norwest Bank Minnesota, National Association, as Owner Trustee, and LaSalle Bank National Association, as Indenture Trustee

4 (b)     Indenture and Security Agreement dated September 28, 2000 among Bank
           One, N.A., EXSIF Worldwide, Inc. and the Company

12        Statements re computation of ratios
           The computation of the Ratio of Earnings to Fixed Charges (summarized in Note 12 to the consolidated financial statements

21        Subsidiaries of the registrant

23        Consent of Ernst & Young LLP, Independent Auditors

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.