Form 10-Q
period 2001-03-31
UNION TANK CAR CO
filed 2001-05-07
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]             OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ ]             OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                         Commission file number 1-5666
                         -----------------------------


                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)


                 Delaware                              36-3104688
      -------------------------------            ----------------------
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

                       Yes      X          No
                            ---------          ---------

There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

Included in this filing are 14 pages, sequentially numbered in the bottom center of each page.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed consolidated statement of income -
                three months ended March 31, 2001 and 2000                  3

               Condensed consolidated balance sheet -
                March 31, 2001 and December 31, 2000                        4

               Condensed consolidated statement of cash flows -
                three months ended March 31, 2001 and 2000                  5

               Notes to condensed consolidated financial statements        6-12

     Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations            12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk   13

Part II.  Other Information

     Item 1.   Legal Proceedings                                            13

Signatures                                                                  14

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)


                                        Three Months Ended
                                            March 31,
                                      ----------------------
                                        2001         2000
                                      --------    ----------
                                                  (Restated)
Revenues
   Services (leasing and other)       $175,560     $163,069
   Net sales                           166,597      189,893
                                      --------     --------
                                       342,157      352,962
Other income                             8,788        8,287
                                      --------     --------
                                       350,945      361,249
Costs and expenses
   Cost of services                    105,426       96,695
   Cost of sales                       139,575      157,845
   General and administrative           36,684       31,562
   Interest                             20,746       18,253
                                      --------     --------
                                       302,431      304,355
                                      --------     --------
Income before income taxes              48,514       56,894

Provision for income taxes
   Current                              10,284       13,788
   Deferred                             10,039        9,213
                                      --------     --------
                                        20,323       23,001
                                      --------     --------
Net income                            $ 28,191     $ 33,893
                                      ========     ========



           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


                                                        March 31,   December 31,
                                                          2001          2000
                                                       -----------  ------------
                                                       (Unaudited)
Assets
------
Cash and cash equivalents                               $   78,497   $   93,800
Accounts receivable, primarily due within one year         152,844      150,271
Accounts and notes receivable, affiliates                   57,229       57,294
Inventories, net of LIFO reserves of $33,486
  ($33,673 at December 31, 2000)                           161,838      174,071
Prepaid expenses and deferred charges                       14,534       11,772
Advances to parent company,
  principally at LIBOR plus 1%                             261,837      260,517
Railcar lease fleet, net                                 1,566,719    1,561,644
Intermodal tank container fleet, net                       293,273      292,375
Fixed assets, net                                          206,569      211,084
Investment in aircraft direct financing lease               28,606       30,641
Other assets                                                68,594       72,726
                                                        ----------   ----------
     Total assets                                       $2,890,540   $2,916,195
                                                        ==========   ==========

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------
Accounts payable                                        $   67,330   $   71,429
Minority interest liability                                 79,411       78,067
Accrued liabilities                                        229,785      256,759
Borrowed debt, including $103,520 due within
  one year ($88,783 at December 31, 2000)                1,112,312    1,124,191
                                                        ----------   ----------
                                                         1,488,838    1,530,446

Deferred income taxes and investment tax credits           473,474      466,712

Stockholder's equity
  Common stock and additional capital                      240,148      240,148
  Retained earnings                                        688,080      678,889
                                                        ----------   ----------
    Total stockholder's equity                             928,228      919,037
                                                        ----------   ----------
     Total liabilities, deferred items and
       stockholder's equity                             $2,890,540   $2,916,195
                                                        ==========   ==========

           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                   2001         2000
                                                                 --------    ----------
                                                                             (Restated)
Cash flows from operating activities:
  Net income                                                     $ 28,191     $ 33,893
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                               41,282       36,642
       Deferred taxes                                              10,039        9,213
       Gain on disposition of railcars and other fixed assets        (622)      (1,624)
       Other non-cash income and expenses                           1,179          904
       Changes in assets and liabilities:
         Accounts receivable                                       (3,399)     (20,433)
         Inventories                                               11,541      (11,876)
         Prepaid expenses and deferred charges                     (2,803)      (2,101)
         Accounts payable and accrued expenses                    (29,526)     (14,131)
                                                                 --------     --------
Net cash provided by operating activities                          55,882       30,487

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets    (49,499)     (55,975)
  Decrease in advance to parent                                     9,204       58,187
  (Increase) decrease in other assets                                (548)          24
  Proceeds from disposals of railcars and other fixed assets        2,844        3,990
  Purchases of businesses, net of cash acquired                         -         (540)
                                                                 --------     --------
Net cash (used in) provided by investing activities               (37,999)       5,686

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                           1,356        2,312
  Principal payments of borrowed debt                             (11,539)     (11,810)
  Cash dividend                                                   (19,000)     (21,000)
                                                                 --------     --------
Net cash used in financing activities                             (29,183)     (30,498)

Effect of exchange rates on cash and cash equivalents              (4,003)        (141)
                                                                 --------     --------
Net (decrease) increase in cash and cash equivalents              (15,303)       5,534
Cash and cash equivalents at beginning of year                     93,800       50,936
                                                                 --------     --------
Cash and cash equivalents at end of period                       $ 78,497     $ 56,470
                                                                 ========     ========
Cash paid during the period for:
  Interest (net of amount capitalized)                           $ 20,472     $ 21,420
  Income taxes                                                     13,092       12,618

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000 Annual Report on Form 10-K.

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

    The 2001 interim results presented herein are not necessarily indicative of the results of operations for the full year 2001.

3. As more fully described in the Company's 2000 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 2001 and 2000, Marmon Industrial absorbed a gain of $1,440 and a loss of $20, respectively.

6. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This adoption did not have a material impact on the Company's financial statements.

    The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $3,700 at March 31, 2001 and $8,700 at December 31, 2000.

7.  Consolidating Financial Information

Condensed consolidated statements of income for three months ended March 31, 2001 and 2000 are as follows:

                                    Three Months Ended March 31, 2001
                                    ---------------------------------
                                 Union Tank Car   Procor       Other
                                    Company       Limited   Subsidiaries   Eliminations   Consolidated
                                 --------------   -------   ------------   ------------   ------------
Revenues
   Services (leasing and other)     $117,517      $17,485     $ 54,021       $(13,463)      $175,560
   Net sales                           8,551        6,727      154,345         (3,026)       166,597
                                    --------      -------     --------       --------       --------
                                     126,068       24,212      208,366        (16,489)       342,157
Other income                          (1,402)       3,410        3,477          3,303          8,788
                                    --------      -------     --------       --------       --------
                                     124,666       27,622      211,843        (13,186)       350,945
Costs and expenses
   Cost of services                   74,247        9,553       35,089        (13,463)       105,426
   Cost of sales                       8,014        5,902      128,685         (3,026)       139,575
   General and administrative          9,807          837       26,040              -         36,684
   Interest                           12,791        1,197        3,455          3,303         20,746
                                    --------      -------     --------       --------       --------
                                     104,859       17,489      193,269        (13,186)       302,431
                                    --------      -------     --------       --------       --------
Income before income taxes            19,807       10,133       18,574              -         48,514
Provision for income taxes             8,388        4,721        7,214              -         20,323
                                    --------      -------     --------       --------       --------
Net income                          $ 11,419      $ 5,412     $ 11,360       $      -       $ 28,191
                                    ========      =======     ========       ========       ========


                                    Three Months Ended March 31, 2000
                                    ---------------------------------
                                 Union Tank Car   Procor       Other
                                    Company       Limited   Subsidiaries   Eliminations   Consolidated
                                 --------------   -------   ------------   ------------   ------------
Revenues
   Services (leasing and other)     $119,819      $19,432     $ 28,240       $ (4,422)      $163,069
   Net sales                          29,722       10,288      156,476         (6,593)       189,893
                                    --------      -------     --------       --------       --------
                                     149,541       29,720      184,716        (11,015)       352,962
Other income                              23        1,738        3,406          3,120          8,287
                                    --------      -------     --------       --------       --------
                                     149,564       31,458      188,122         (7,895)       361,249
Costs and expenses
   Cost of services                   67,094       10,067       23,956         (4,422)        96,695
   Cost of sales                      27,484        9,324      127,630         (6,593)       157,845
   General and administrative          8,325          635       22,602              -         31,562
   Interest                           13,606        1,395          132          3,120         18,253
                                    --------      -------     --------       --------       --------
                                     116,509       21,421      174,320         (7,895)       304,355
                                    --------      -------     --------       --------       --------
Income before income taxes            33,055       10,037       13,802              -         56,894
Provision for income taxes            13,282        4,309        5,410              -         23,001
                                    --------      -------     --------       --------       --------
Net income                          $ 19,773      $ 5,728     $  8,392       $      -       $ 33,893
                                    ========      =======     ========       ========       ========

Condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000 are as follows:

                                                                                       March 31, 2001
                                                         --------------------------------------------------------------------------
                                                         Union Tank Car    Procor         Other
                                                            Company        Limited     Subsidiaries    Eliminations    Consolidated
                                                         --------------    --------    ------------    ------------    ------------
Assets
------

Cash and cash equivalents                                  $    2,462      $ 73,109     $    2,926      $         -      $   78,497
Accounts receivable                                            27,035        15,842        111,616           (1,649)        152,844
Accounts and notes receivable, affiliates                           -             1         57,228                -          57,229
Inventories, net                                               28,696         6,674        126,407               61         161,838
Prepaid expenses and deferred charges                           6,274           888          5,283            2,089          14,534
Advances to parent                                             98,113        (7,810)       175,313           (3,779)        261,837
Railcar lease fleet, net                                    1,241,155       145,523        180,041                -       1,566,719
Intermodal tank container fleet, net                                -             -        293,273                -         293,273
Fixed assets, net                                              99,067        16,935         90,567                -         206,569
Investment in aircraft direct financing lease                       -        28,606              -                -          28,606
Investment in subsidiaries                                    876,199             -        164,865       (1,041,064)              -
Other assets                                                      570           502         68,024             (502)         68,594
                                                           ----------      --------     ----------      -----------      ----------
    Total assets                                           $2,379,571      $280,270     $1,275,543      $(1,044,844)     $2,890,540
                                                           ==========      ========     ==========      ===========      ==========

Liabilities, Deferred Items and
Stockholder's Equity
-------------------------------

Accounts payable                                           $   27,680      $  1,309     $   39,553      $    (1,212)     $   67,330
Minority interest                                                   -             -            509           78,902          79,411
Accrued liabilities                                           162,406         7,223         58,744            1,412         229,785
Borrowed debt                                                 867,074        60,606        184,632                -       1,112,312
                                                           ----------      --------     ----------      -----------      ----------
                                                            1,057,160        69,138        283,438           79,102       1,488,838

Deferred income taxes and investment tax credits              346,361        66,129         60,984                -         473,474

Stockholder's equity
  Common stock and additional capital                         331,752        13,012        481,641         (586,257)        240,148
  Retained earnings                                           596,675       144,509        484,606         (537,710)        688,080
  Equity adjustment from foreign currency translation          47,623       (12,518)       (35,126)              21               -
                                                           ----------      --------     ----------      -----------      ----------
    Total stockholder's equity                                976,050       145,003        931,121       (1,123,946)        928,228
                                                           ----------      --------     ----------      -----------      ----------
      Total liabilities, deferred items and
       stockholder's equity                                $2,379,571      $280,270     $1,275,543      $(1,044,844)     $2,890,540
                                                           ==========      ========     ==========      ===========      ==========

                                                                                     December 31, 2000
                                                         --------------------------------------------------------------------------
                                                         Union Tank Car    Procor         Other
                                                            Company        Limited     Subsidiaries    Eliminations    Consolidated
                                                         --------------    --------    ------------    ------------    ------------
Assets
------

Cash and cash equivalents                                  $    4,494      $ 82,344     $    6,962     $         -      $   93,800
Accounts receivable                                            29,133        12,696        113,185          (4,743)        150,271
Accounts and notes receivable, affiliates                           -            83         57,211               -          57,294
Inventories, net                                               28,191         8,122        137,758               -         174,071
Prepaid expenses and deferred charges                           6,210           763          5,167            (368)         11,772
Advances to parent                                            142,673       (12,869)       132,042          (1,329)        260,517
Railcar lease fleet, net                                    1,220,966       156,513        184,165               -       1,561,644
Intermodal tank container fleet, net                                -             -        292,375               -         292,375
Fixed assets, net                                             100,631        18,335         92,118               -         211,084
Investment in aircraft direct financing lease                       -        30,641              -               -          30,641
Investment in subsidiaries                                    823,329             -        147,171        (970,500)              -
Other assets                                                      596           503         72,130            (503)         72,726
                                                           ----------      --------     ----------     -----------      ----------
    Total assets                                           $2,356,223      $297,131     $1,240,284     $  (977,443)     $2,916,195
                                                           ==========      ========     ==========     ===========      ==========

Liabilities, Deferred Items and
Stockholder's Equity
-------------------------------

Accounts payable                                           $   27,412      $  2,702     $   45,639     $    (4,324)     $   71,429
Minority interest                                                   -             -            511          77,556          78,067
Accrued liabilities                                           191,528        11,670         52,395           1,166         256,759
Borrowed debt                                                 875,767        63,800        184,624               -       1,124,191
                                                           ----------      --------     ----------     -----------      ----------
                                                            1,094,707        78,172        283,169          74,398       1,530,446

Deferred income taxes and investment tax credits              342,719        68,590         55,403               -         466,712

Stockholder's equity
  Common stock and additional capital                         323,104        13,012        508,356        (604,324)        240,148
  Retained earnings                                           560,034       142,352        424,041        (447,538)        678,889
  Equity adjustment from foreign currency translation          35,659        (4,995)       (30,685)             21               -
                                                           ----------      --------     ----------     -----------      ----------
    Total stockholder's equity                                918,797       150,369        901,712      (1,051,841)        919,037
                                                           ----------      --------     ----------     -----------      ----------
      Total liabilities, deferred items and
       stockholder's equity                                $2,356,223      $297,131     $1,240,284     $  (977,443)     $2,916,195
                                                           ==========      ========     ==========     ===========      ==========

Condensed consolidated statements of cash flows for three months ended March 31, 2001 and 2000 are as follows:

                                                                             Three Months Ended March 31, 2001
                                                           ---------------------------------------------------------------------
                                                           Union Tank Car   Procor       Other
                                                              Company       Limited   Subsidiaries   Eliminations   Consolidated
                                                           --------------   -------   ------------   ------------   ------------
Net cash provided by operating activities                     $  8,980      $ 4,546     $ 42,356        $     -       $ 55,882

Cash flows from investing activities:
  Construction and purchase of railcars and
    other fixed assets                                         (40,105)        (211)      (9,183)             -        (49,499)
  Decrease (increase) in advance to parent                      55,084       (5,059)     (37,566)        (3,255)         9,204
  Increase in other assets                                           -            -         (548)             -           (548)
  Proceeds from disposals of railcars and
    other fixed assets                                           1,702          351          791              -          2,844
  Purchases of businesses, net of cash acquired                      -            -            -              -              -
                                                              --------      -------     --------        -------       --------
Net cash provided by (used in) investing activities             16,681       (4,919)     (46,506)        (3,255)       (37,999)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                            -            -        1,356              -          1,356
  Principal payments of borrowed debt                           (8,693)      (1,657)      (1,189)             -        (11,539)
  Cash dividends                                               (19,000)      (3,255)           -          3,255        (19,000)
                                                              --------      -------     --------        -------       --------
Net cash (used in) provided by financing activities            (27,693)      (4,912)         167          3,255        (29,183)

Effect of exchange rates on cash and cash equivalents                -       (3,950)         (53)             -         (4,003)
                                                              --------      -------     --------        -------       --------
Net decrease in cash and cash equivalents                       (2,032)      (9,235)      (4,036)             -        (15,303)

Cash and cash equivalents at beginning of year                   4,494       82,344        6,962              -         93,800
                                                              --------      -------     --------        -------       --------
Cash and cash equivalents at end of period                    $  2,462      $73,109     $  2,926        $     -       $ 78,497
                                                              ========      =======     ========        =======       ========

                                                                             Three Months Ended March 31, 2000
                                                           ---------------------------------------------------------------------
                                                           Union Tank Car   Procor       Other
                                                              Company       Limited   Subsidiaries   Eliminations   Consolidated
                                                           --------------   --------  ------------   ------------   ------------
Net cash provided by operating activities                     $ 24,825      $  6,814    $ (1,152)      $      -       $ 30,487

Cash flows from investing activities:
  Construction and purchase of railcars and
    other fixed assets                                         (49,784)         (742)     (5,449)             -        (55,975)
  Decrease (increase) in advance to parent                      53,145        13,437       6,078        (14,473)        58,187
  Decrease in other assets                                           -             -          24              -             24
  Proceeds from disposals of railcars and
    other fixed assets                                           1,654         1,503         833              -          3,990
  Purchases of businesses, net of cash acquired                      -             -        (540)             -           (540)
                                                              --------      --------    --------       --------       --------
Net cash provided by (used in) investing activities              5,015        14,198         946        (14,473)         5,686

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                            -             -       2,312              -          2,312
  Principal payments of borrowed debt                           (8,514)       (1,550)     (1,746)             -        (11,810)
  Cash dividends                                               (21,000)      (14,473)          -         14,473        (21,000)
                                                              --------      --------    --------       --------       --------
Net cash (used in) provided by financing activities            (29,514)      (16,023)        566         14,473        (30,498)

Effect of exchange rates on cash and cash equivalents                -          (139)         (2)             -           (141)
                                                              --------      --------    --------       --------       --------
Net increase in cash and cash equivalents                          326         4,850         358              -          5,534

Cash and cash equivalents at beginning of year                      50        48,254       2,632              -         50,936
                                                              --------      --------    --------       --------       --------
Cash and cash equivalents at end of period                    $    376      $ 53,104    $  2,990       $      -       $ 56,470
                                                              ========      ========    ========       ========       ========

8.  Segment Information

                                                               Intermodal
                                                                  Tank
                                                   Metals       Container                 Consolidated
                                     Railcar    Distribution     Leasing     All Other       Totals
                                     -------    ------------    ---------    ---------    ------------
                                                          (Dollars in Millions)
Three months ended March 31, 2001
---------------------------------
Revenues from external customers      $151.5       $119.8         $18.5        $52.4         $342.2
Income before income taxes              38.5          2.9           2.2          4.9           48.5

Three months ended March 31, 2000*
----------------------------------
Revenues from external customers      $176.4       $124.6         $ 1.8        $50.2         $353.0
Income before income taxes              43.2          6.4           0.2          7.1           56.9

*  Restated.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
1st Quarter 2001 versus 2000
----------------------------

Service revenues increased $12.5 million primarily due to the inclusion in the first quarter of 2001 of the intermodal tank container operations ($16.7 million) acquired in September 2000, offset by decreased railcar service revenues ($3.7 million).

Sales revenues decreased $23.3 million primarily due to reduced sales of railcars ($21.2 million).

General and administrative expenses increased $5.1 million primarily due to the intermodal tank container operations ($2.8 million) acquired in September 2000.

Financial Condition
-------------------
2001 versus 2000
----------------

Operating activities provided $55.9 million of cash in the first quarter of 2001. These funds, along with collection of funds advanced to parent and proceeds from issuance of debt, were used to provide financing for railcar additions, pay a dividend to the Company's stockholder, and service borrowed debt obligations.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, there had been no significant change to the Company's exposure to market risk since December 31, 2000.


                          PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

         Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of certain environmental matters.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNION TANK CAR COMPANY

                                       REGISTRANT



Dated:  May 4, 2001                    /s/ R.C. Gluth
                                       ---------------------------------
                                           R.C. Gluth
                                       Executive Vice President,
                                        Director and Treasurer
                                        (principal financial officer
                                        and principal accounting
                                        officer)