Form 10-Q
period 2001-06-30
UNION TANK CAR CO
filed 2001-08-08
CIK 100923

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ X ]             OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]            OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to
                                          ------------   ------------

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

Included in this filing are 15 pages, sequentially numbered in the bottom center of each page.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                         Page
                                                                         ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed consolidated statement of income -
                 three and six month periods ended
                 June 30, 2001 and 2000                                     3

                 Condensed consolidated balance sheet -
                 June 30, 2001 and December 31, 2000                        4

                 Condensed consolidated statement of cash flows -
                 six months ended June 30, 2001 and 2000                    5

                 Notes to condensed consolidated financial statements     6 - 12

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations           12

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                       14

Part II.  Other Information

         Item 1. Legal Proceedings                                          14

Signatures                                                                  15

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                  (Unaudited)



                                            Three Months Ended                       Six Months Ended
                                                 June 30,                                June 30,
                                    --------------------------------        --------------------------------
                                         2001              2000                  2001              2000
                                    --------------    --------------        --------------    --------------
                                                        (Restated)                              (Restated)
Revenues
   Services (leasing and other)           $178,861          $163,077              $354,421          $326,146
   Net sales                               173,748           208,434               340,345           398,327
                                    --------------    --------------        --------------    --------------
                                           352,609           371,511               694,766           724,473
Other income                                 9,984             7,591                18,772            15,878
                                    --------------    --------------        --------------    --------------
                                           362,593           379,102               713,538           740,351
Costs and expenses
   Cost of services                        106,183            95,433               211,609           192,128
   Cost of sales                           149,172           173,731               288,747           331,576
   General and administrative               37,901            32,815                74,585            64,377
   Interest                                 20,666            18,058                41,412            36,311
                                    --------------    --------------        --------------    --------------
                                           313,922           320,037               616,353           624,392
                                    --------------    --------------        --------------    --------------
Income before income taxes                  48,671            59,065                97,185           115,959

Provision for income taxes
   Current                                   8,300            27,447                18,584            41,235
   Deferred                                  9,842            (5,341)               19,881             3,872
                                    --------------    --------------        --------------    --------------
                                            18,142            22,106                38,465            45,107
                                    --------------    --------------        --------------    --------------
Net income                                $ 30,529          $ 36,959              $ 58,720          $ 70,852
                                    ==============    ==============        ==============    ==============



           See notes to condensed consolidated financial statements.

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)



                                                                           June 30,            December 31,
                                                                             2001                  2000
                                                                         -------------         ------------
                                                                          (Unaudited)
Assets
------

Cash and cash equivalents                                                $  106,943              $   93,800
Accounts receivable, primarily due within one year                          147,223                 150,271
Accounts and notes receivable, affiliates                                    58,050                  57,294
Inventories, net of LIFO reserves of $32,338
  ($33,673 at December 31, 2000)                                            148,413                 174,071
Prepaid expenses and deferred charges                                        13,444                  11,772
Advances to parent company, principally at LIBOR plus 1%                    362,960                 260,517
Railcar lease fleet, net                                                  1,582,727               1,561,644
Intermodal tank container fleet, net                                        295,952                 292,375
Fixed assets, net                                                           203,524                 211,084
Investment in aircraft direct financing lease                                29,143                  30,641
Other assets                                                                 66,284                  72,726
                                                                         ----------              ----------
     Total assets                                                        $3,014,663              $2,916,195
                                                                         ==========              ==========


Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                         $   63,694              $   71,429
Minority interest liability                                                  80,720                  78,067
Accrued liabilities                                                         238,571                 256,759
Borrowed debt, including $131,510 due within one year
  ($88,783 at December 31, 2000)                                          1,209,276               1,124,191
                                                                         ----------              ----------
                                                                          1,592,261               1,530,446

Deferred income taxes and investment tax credits                            485,645                 466,712

Stockholder's equity
  Common stock and additional capital                                       240,148                 240,148
  Retained earnings                                                         696,609                 678,889
                                                                         ----------              ----------
    Total stockholder's equity                                              936,757                 919,037
                                                                         ----------              ----------
     Total liabilities, deferred items and stockholder's equity          $3,014,663              $2,916,195
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

                    UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                     2001            2000
                                                                  ----------      ---------
                                                                                  (Restated)
Cash flows from operating activities:
  Net income                                                      $   58,720      $  70,852
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                  81,723         73,557
       Deferred taxes                                                 19,881          3,872
       Gain on disposition of railcars and other fixed assets         (5,133)        (2,847)
       Other non-cash income and expenses                              3,527          2,171
       Changes in assets and liabilities:
         Accounts receivable                                           1,121         (7,310)
         Inventories                                                  24,037        (21,003)
         Prepaid expenses and deferred charges                        (1,617)        (2,255)
         Accounts payable and accrued expenses                       (22,857)          (742)
                                                                   ---------    -----------
Net cash provided by operating activities                            159,402        116,295

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets       (97,892)       (99,842)
  Increase in advance to parent                                     (100,506)       (63,057)
  Increase in other assets                                            (1,083)           (36)
  Proceeds from disposals of railcars and other fixed assets           9,492          7,295
  Purchases of businesses, net of cash acquired                            -        (16,999)
                                                                   ---------    -----------
Net cash used in investing activities                               (189,989)      (172,639)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                            113,244          3,602
  Proceeds from sale-leaseback transactions                                -        150,026
  Principal payments of borrowed debt                                (27,638)       (32,101)
  Cash dividends                                                     (41,000)       (45,000)
                                                                   ---------      ---------
Net cash provided by financing activities                             44,606         76,527
Effect of exchange rates on cash and cash equivalents                   (876)        (1,126)
                                                                   ---------    -----------
Net increase in cash and cash equivalents                             13,143         19,057
Cash and cash equivalents at beginning of year                        93,800         50,936
                                                                   ---------    -----------
Cash and cash equivalents at end of period                         $ 106,943      $  69,993
                                                                   =========    ===========
Cash paid during the period for:
  Interest (net of amount capitalized)                             $  42,400      $  37,773
  Income taxes                                                        22,136         39,488

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

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the six months ended June 30, 2001 and 2000, Marmon Industrial absorbed gains of $306 and $544, respectively.

6. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $141 at June 30, 2001 and $8,700 at December 31, 2000.

7.   Consolidating Financial Information

Condensed consolidating statements of income for six months ended June 30, 2001 and 2000 are as follows:

                                        Six Months Ended June 30, 2001
                                        ------------------------------

                                  Union Tank Car     Procor         Other
                                     Company         Limited     Subsidiaries     Eliminations     Consolidated
                                  --------------     -------     ------------     ------------     ------------
Revenues
   Services (leasing and other)      $237,432        $35,496       $108,551         $(27,058)        $354,421
   Net sales                           17,300         12,943        317,463           (7,361)         340,345
                                     --------        -------       --------         --------         --------
                                      254,732         48,439        426,014          (34,419)         694,766
Other income                             (267)         4,516          8,687            5,836           18,772
                                     --------        -------       --------         --------         --------
                                      254,465         52,955        434,701          (28,583)         713,538
Costs and expenses
   Cost of services                   148,341         19,730         70,596          (27,058)         211,609
   Cost of sales                       16,621         11,601        267,886           (7,361)         288,747
   General and administrative          19,388          1,938         53,259                -           74,585
   Interest                            26,377          2,205          6,994            5,836           41,412
                                     --------        -------       --------         --------         --------
                                      210,727         35,474        398,735          (28,583)         616,353
                                     --------        -------       --------         --------         --------
Income before income taxes             43,738         17,481         35,966                -           97,185
Provision for income taxes             17,638          7,064         13,763                -           38,465
                                     --------        -------       --------         --------         --------
Net income                           $ 26,100        $10,417       $ 22,203         $      -         $ 58,720
                                     ========        =======       ========         ========         ========

                                        Six Months Ended June 30, 2000
                                        ------------------------------

                                  Union Tank Car     Procor         Other
                                     Company         Limited     Subsidiaries     Eliminations     Consolidated
                                  --------------     -------     ------------     ------------     ------------
Revenues
   Services (leasing and other)      $235,197        $38,592       $ 56,390         $ (4,033)        $326,146
   Net sales                           71,225         17,283        322,119          (12,300)         398,327
                                     --------        -------       --------         --------         --------
                                      306,422         55,875        378,509          (16,333)         724,473
Other income                             (530)         4,263          6,495            5,650           15,878
                                     --------        -------       --------         --------         --------
                                      305,892         60,138        385,004          (10,683)         740,351
Costs and expenses
   Cost of services                   128,014         20,313         47,834           (4,033)         192,128
   Cost of sales                       65,940         15,997        261,939          (12,300)         331,576
   General and administrative          16,478          1,388         46,511                -           64,377
   Interest                            27,495          2,887            279            5,650           36,311
                                     --------        -------       --------         --------         --------
                                      237,927         40,585        356,563          (10,683)         624,392
                                     --------        -------       --------         --------         --------
Income before income taxes             67,965         19,553         28,441                -          115,959
Provision for income taxes             25,449          8,545         11,113                -           45,107
                                     --------        -------       --------         --------         --------
Net income                           $ 42,516        $11,008       $ 17,328         $      -         $ 70,852
                                     ========        =======       ========         ========         ========

Condensed consolidating balance sheets as of June 30, 2001 and December 31, 2000 are as follows:

                                                                                June 30, 2001
                                                                                -------------
                                                    Union Tank Car    Procor       Other
                                                       Company       Limited    Subsidiaries   Eliminations   Consolidated
                                                    --------------   --------   ------------   ------------   ------------
Assets
-------
Cash and cash equivalents                             $    1,424     $100,558    $    4,961     $         -    $  106,943
Accounts receivable                                       26,702       14,141       107,464          (1,084)      147,223
Accounts and notes receivable, affiliates                      -            9        58,041               -        58,050
Inventories, net                                          24,147        7,566       116,672              28       148,413
Prepaid expenses and deferred charges                      7,206          943         3,811           1,484        13,444
Advances to parent                                       188,891      (27,429)      204,554          (3,056)      362,960
Railcar lease fleet, net                               1,258,962      147,752       176,013               -     1,582,727
Intermodal tank container fleet, net                           -            -       295,952               -       295,952
Fixed assets, net                                         97,732       17,183        88,609               -       203,524
Investment in aircraft direct financing lease                  -       29,143             -               -        29,143
Investment in subsidiaries                               876,200            -       164,865      (1,041,065)            -
Other assets                                                 562          594        65,722            (594)       66,284
                                                      ----------     --------    ----------     -----------    ----------
      Total assets                                    $2,481,826     $290,460    $1,286,664     $(1,044,287)   $3,014,663
                                                      ==========     ========    ===========    ===========    ==========

Liabilities, Deferred Items
and Stockholder's Equity
-----------------------------

Accounts payable                                      $   25,084     $  2,322    $   36,903     $      (615)   $   63,694
Minority interest                                              -            -           602          80,118        80,720
Accrued liabilities                                      179,488        8,158        50,771             154       238,571
Borrowed debt                                            966,323       58,710       184,243               -     1,209,276
                                                      ----------     --------    ----------     -----------    ----------
                                                       1,170,895       69,190       272,519          79,657     1,592,261
Deferred income taxes and
 investment tax credits                                  351,923       65,306        68,416               -       485,645

Stockholder's equity
  Common stock and additional capital                    331,751       13,012       481,654        (586,269)      240,148
  Retained earnings                                      589,356      149,514       495,435        (537,696)      696,609
  Equity adjustment from foreign
    currency translation                                  37,901       (6,562)      (31,360)             21             -
                                                      ----------     --------    ----------     -----------    ----------
      Total stockholder's equity                         959,008      155,964       945,729      (1,123,944)      936,757
                                                      ----------     --------    ----------     -----------    ----------
        Total liabilities, deferred items and
          stockholder's equity                        $2,481,826     $290,460    $1,286,664     $(1,044,287)   $3,014,663
                                                      ==========     ========    ===========    ===========    ==========


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

Liabilities, Deferred Items
and Stockholder's Equity
------------------------

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
                                                                   ==========    ========    ==========   ===========    ==========

Condensed consolidating statements of cash flows for six months ended June 30, 2001 and 2000 are as follows:

                                                 Six Months Ended June 30, 2001
                                                 ------------------------------

                                     Union Tank Car          Procor               Other
                                         Company             Limited           Subsidiaries       Eliminations       Consolidated
                                     ----------------    ----------------    ----------------   ----------------    ---------------
Net cash provided by operating
 activities                              $  66,623            $ 12,389            $ 80,390          $     -            $ 159,402

Cash flows from investing
 activities:
  Construction and purchase of
   railcars and other fixed
   assets                                  (77,986)               (508)            (19,398)               -              (97,892)
  (Increase) decrease in advance
   to parent                               (44,283)             14,560             (67,528)          (3,255)            (100,506)
  Increase in other assets                     (20)                  -              (1,063)               -               (1,083)
  Proceeds from disposals of
   railcars and other fixed
   assets                                    3,040                 596               5,856                -                9,492
                                         ---------            --------            --------          -------            ---------
Net cash (used in) provided by
 investing activities                     (119,249)             14,648             (82,133)          (3,255)            (189,989)

Cash flows from financing
 activities:
  Proceeds from issuance of
   borrowed debt                           110,000                   -               3,244                -              113,244
  Principal payments of borrowed
   debt                                    (19,444)             (4,704)             (3,490)               -              (27,638)
  Cash dividends                           (41,000)             (3,255)                  -            3,255              (41,000)
                                         ---------            --------            --------          -------            ---------
Net cash provided by (used in)
 financing activities                       49,556              (7,959)               (246)           3,255               44,606
Effect of exchange rates on cash
 and cash equivalents                            -                (864)                (12)               -                 (876)
                                         ---------            --------            --------          -------            ---------
Net (decrease) increase in cash
 and cash equivalents                       (3,070)             18,214              (2,001)               -               13,143
Cash and cash equivalents at
 beginning of year                           4,494              82,344               6,962                -               93,800
                                         ---------            --------            --------          -------            ---------
Cash and cash equivalents at end
 of period                               $   1,424            $100,558            $  4,961          $     -            $ 106,943
                                         =========            ========            ========          =======            =========

                                                  Six Months Ended June 30, 2000
                                                  ------------------------------

                                     Union Tank Car          Procor               Other
                                         Company             Limited           Subsidiaries       Eliminations       Consolidated
                                     ----------------    ----------------    ----------------   ----------------    ---------------
Net cash provided by operating
 activities                              $  83,981            $ 25,158            $  7,156          $       -          $ 116,295

Cash flows from investing
 activities:
  Construction and purchase of
   railcars and other fixed
   assets                                  (85,124)             (5,684)             (9,034)                 -            (99,842)
  (Increase) decrease in advance
   to parent                               (82,015)             17,942              15,489            (14,473)           (63,057)
  Increase in other assets                       -                   -                 (36)                 -                (36)
  Proceeds from disposals of
   railcars and other fixed
   assets                                    4,232               2,169                 894                  -              7,295
  Purchases of businesses, net
   of cash acquired                              -                   -             (16,999)                 -            (16,999)
                                         ---------            --------            --------          ---------          ---------
Net cash (used in) provided by
 investing activities                     (162,907)             14,427              (9,686)           (14,473)          (172,639)

Cash flows from financing
 activities:
  Proceeds from issuance of
   borrowed debt                                 -                   -               3,602                  -              3,602
  Proceeds from sale-leaseback
   transactions                            150,026                   -                   -                  -            150,026
  Principal payments of borrowed
   debt                                    (25,941)             (4,026)             (2,134)                 -            (32,101)
  Cash dividends                           (45,000)            (14,473)                  -             14,473            (45,000)
                                         ---------            --------            --------          ---------          ---------
Net cash provided by (used in)
 financing activities                       79,085             (18,499)              1,468             14,473             76,527
Effect of exchange rates on cash
 and cash equivalents                            -                (418)               (708)                 -             (1,126)
                                         ---------            --------            --------          ---------          ---------
Net increase (decrease) in cash
 and cash equivalents                          159              20,668              (1,770)                 -             19,057
Cash and cash equivalents at
 beginning of year                              50              48,254               2,632                  -             50,936
                                         ---------            --------            --------          ---------          ---------
Cash and cash equivalents at end
 of period                               $     209            $ 68,922            $    862           $      -          $  69,993
                                         =========            ========            ========           ========          =========

8.    Segment Information

                                                                                Intermodal
                                                                                   Tank
                                                             Metals             Container                             Consolidated
                                        Railcar           Distribution           Leasing            All Other            Totals
                                     -------------     ------------------     ---------------     --------------     ---------------
                                                                          (Dollars in Millions)
Three months ended June 30, 2001
--------------------------------
Revenues from external customers            $169.8                 $110.2               $19.0             $ 53.6              $352.6
Income before income taxes                    35.7                    1.8                 2.2                9.0                48.7

Three months ended June 30, 2000*
---------------------------------
Revenues from external customers            $185.5                 $129.3               $ 1.8             $ 54.9              $371.5
Income before income taxes                    46.5                    7.0                 0.5                5.1                59.1

Six months ended June 30, 2001
------------------------------
Revenues from external customers            $321.3                 $230.0               $37.5             $106.0              $694.8
Income before income taxes                    74.2                    4.7                 4.4               13.9                97.2

Six months ended June 30, 2000*
-------------------------------
Revenues from external customers            $361.9                 $253.9               $ 3.6             $105.1              $724.5
Income before income taxes                    89.7                   13.4                 0.7               12.2               116.0

*  Restated.

9. In June 2001, the Company issued $110,000 principal amount of Senior Secured Notes. Interest on the notes is payable semiannually on June 1 and December 1, commencing December 1, 2001 at the rate of 6.82% per annum. Principal is payable annually commencing on June 1, 2002 and continuing until maturity on June 1, 2016. The notes are secured by approximately 1,900 railcars with a cost of approximately $122,000 and 1,100 intermodal tank containers and wheeled chassis with a cost of approximately $23,800.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
2nd Quarter 2001 versus 2000
----------------------------

Service revenues increased $15.8 million primarily due to the inclusion in the second quarter of 2001 of the incremental revenues associated with the intermodal tank container operations ($17.2 million) acquired in September 2000.

Sales revenues decreased $34.7 million primarily due to reduced sales of railcars ($15.9 million) and metal products ($19.1 million) reflective of a slowdown in the economy.

General and administrative expenses increased $5.1 million primarily due to the incremental expenses associated with the intermodal tank container operations ($2.8 million) acquired in September 2000.

Six Months 2001 versus 2000
---------------------------

Service revenues increased $28.3 million primarily due to the inclusion in the first six months of 2001 of the incremental revenues associated with the intermodal tank container operations ($33.9 million) acquired in September 2000, offset by decreased railcar service revenues ($3.3 million).

Sales revenues decreased $58.0 million primarily due to reduced sales of railcars ($37.1 million) and metal products ($23.9 million) reflective of a slowdown in the economy.

General and administrative expenses increased $10.2 million primarily due to the incremental expenses associated with the intermodal tank container operations ($5.6 million) acquired in September 2000.


Financial Condition
-------------------
2001 versus 2000
----------------

Operating activities provided $159.4 million of cash in the first six months of 2001. These funds, along with proceeds from issuance of debt, were used to advance funds to parent, finance railcar additions, pay dividends to the Company's stockholder, and service borrowed debt obligations.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for continued expansion of the Company's business and enable it to meet its debt service obligations.


New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2001, there had been no significant change to the Company's exposure to market risk since December 31, 2000.



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



                                        UNION TANK CAR COMPANY

                                        REGISTRANT



Dated:  August 7, 2001                  /s/ R.C. Gluth
                                        ------------------------------
                                            R.C. Gluth
                                        Executive Vice President,
                                          Director and Treasurer
                                          (principal financial officer
                                          and principal accounting
                                          officer)