Form 10-Q
period 2001-09-30
UNION TANK CAR CO
filed 2001-11-09
CIK 100923

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          [X]       OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        [_]          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_______to _______

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

                                    Yes X   No_____
                                       ----

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

                                                                                   Page
                                                                                   ----
Part I.  Financial Information

         Item 1.   Financial Statements

                    Condensed consolidated statement of income -
                      three and nine month periods ended
                      September 30, 2001 and 2000                                      3

                    Condensed consolidated balance sheet -
                      September 30, 2001 and December 31, 2000                         4

                    Condensed consolidated statement of cash flows -
                      nine months ended September 30, 2001 and 2000                    5

                    Notes to condensed consolidated financial statements             6 - 12

         Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations                 12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk         14


Part II.  Other Information

         Item 1.    Legal Proceedings                                                  14

Signatures                                                                             15

                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                            September 30,
                                        ----------------------------------        ---------------------------------
                                             2001               2000                   2001              2000
                                        ---------------    ---------------        ---------------    --------------
Revenues
   Services (leasing and other)              $ 175,882          $ 168,498              $ 530,303         $ 494,644
   Net sales                                   139,270            187,591                479,615           585,918
                                        --------------     --------------         --------------     -------------
                                               315,152            356,089              1,009,918         1,080,562
Other income                                     8,149             11,374                 26,921            27,252
                                        --------------     --------------         --------------     -------------
                                               323,301            367,463              1,036,839         1,107,814
Costs and expenses
   Cost of services                            106,991            102,391                318,600           294,519
   Cost of sales                               113,793            154,701                402,540           486,277
   General and administrative                   37,281             36,384                111,866           100,761
   Interest                                     21,867             19,302                 63,279            55,613
                                        --------------     --------------         --------------     -------------
                                               279,932            312,778                896,285           937,170
                                        --------------     --------------         --------------     -------------
Income before income taxes                      43,369             54,685                140,554           170,644

Provision for income taxes
   Current                                       9,236             17,059                 27,820            58,294
   Deferred                                        (68)               255                 19,813             4,127
                                        --------------     --------------         --------------     -------------

                                                 9,168             17,314                 47,633            62,421
                                        --------------     --------------         --------------     -------------

Net income                                   $  34,201          $  37,371              $  92,921         $ 108,223
                                        ==============     ==============         ==============     =============


            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                               September 30,          December 31,
                                                                                   2001                   2000
                                                                            ------------------      ----------------
                                                                                (Unaudited)
Assets
------

Cash and cash equivalents                                                           $    10,121          $    32,840
Short term investments                                                                  112,354               60,960
Accounts receivable, primarily due within one year                                      149,189              150,271
Accounts and notes receivable, affiliates                                                57,376               57,294
Inventories, net of LIFO reserves of $31,268
    ($33,673 at December 31, 2000)                                                      147,716              174,071
Prepaid expenses and deferred charges                                                    13,861               11,772
Advances to parent company, principally at LIBOR plus 1%                                299,353              260,517
Railcar lease fleet, net                                                              1,595,989            1,561,644
Intermodal tank container fleet, net                                                    298,600              292,375
Fixed assets, net                                                                       201,315              211,084
Investment in aircraft direct financing lease                                            27,387               30,641
Other assets                                                                             61,783               72,726
                                                                            -------------------     ----------------

      Total assets                                                                  $ 2,975,044          $ 2,916,195
                                                                            ===================     ================

Liabilities, Deferred Items and Stockholder's Equity
----------------------------------------------------

Accounts payable                                                                    $    62,846          $    71,429
Minority interest liability                                                              81,863               78,067
Accrued liabilities                                                                     238,261              256,759
Borrowed debt, including $96,247 due within one year
    ($88,783 at December 31, 2000)                                                    1,162,337            1,124,191
                                                                            -------------------     ----------------
                                                                                      1,545,307            1,530,446

Deferred income taxes and investment tax credits                                        482,779              466,712

Stockholder's equity
  Common stock and additional capital                                                   240,148              240,148
  Retained earnings                                                                     706,810              678,889
                                                                            -------------------     ----------------

    Total stockholder's equity                                                          946,958              919,037
                                                                            -------------------     ----------------

      Total liabilities, deferred items and stockholder's equity                    $ 2,975,044          $ 2,916,195
                                                                            ===================     ================

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                  ---------------------------------------
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
Cash flows from operating activities:
  Net income                                                                              $ 92,921             $ 108,223
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                       126,435               115,029
       Deferred taxes                                                                       19,813                 4,127
       Gain on disposition of railcars and other fixed assets                               (6,416)               (3,913)
       Other non-cash income and expenses                                                    4,654                 3,470
       Changes in assets and liabilities:
         Accounts receivable                                                                (5,861)              (12,469)
         Inventories                                                                        22,904                (9,479)
         Prepaid expenses and deferred charges                                              (2,410)               (4,778)
         Accounts payable and accrued expenses                                             (18,041)              (21,448)
                                                                                  -----------------     -----------------
Net cash provided by operating activities                                                  233,999               178,762


Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets                            (161,924)             (157,816)
  Increase in short term investments                                                       (54,020)              (26,327)
  (Increase) decrease in advance to parent                                                 (26,547)               57,318
  Increase in other assets                                                                    (750)                 (426)
  Proceeds from disposals of railcars and other fixed assets                                12,411                 9,523
  Purchases of businesses, net of cash acquired                                                  -              (284,334)
                                                                                  -----------------     -----------------
Net cash used in investing activities                                                     (230,830)             (402,062)


Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                                  113,380               183,576
  Proceeds from sale-leaseback transactions                                                      -               150,026
  Principal payments of borrowed debt                                                      (73,632)              (42,363)
  Cash dividends                                                                           (65,000)              (75,000)
                                                                                  -----------------     -----------------
Net cash (used in) provided by financing activities                                        (25,252)              216,239

Effect of exchange rates on cash and cash equivalents                                         (636)                 (515)
                                                                                  -----------------     -----------------
Net decrease in cash and cash equivalents                                                  (22,719)               (7,576)

Cash and cash equivalents at beginning of year                                              32,840                15,947
                                                                                  -----------------     -----------------
Cash and cash equivalents at end of period                                                $ 10,121              $  8,371
                                                                                  =================     =================
Cash paid during the period for:
  Interest (net of amount capitalized)                                                    $ 62,472              $ 60,469
  Income taxes                                                                              31,465                55,706


           See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1. UNION TANK CAR COMPANY (the "Company") is a wholly-owned subsidiary of Marmon Industrial LLC ("Marmon Industrial"). Marmon Industrial is a wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"), substantially all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas
     J. Pritzker, deceased.

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

3. As more fully described in the Company's 2000 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the nine months ended September 30, 2001 and 2000, Marmon Industrial absorbed gains of $1,269 and $1,097, respectively.

6. The Company's short term investments consist of commercial paper with original maturities between four and six months.

7. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $22,296 at September 30, 2001 and $12,035 at December 31, 2000.

8.   Consolidating Financial Information

Condensed consolidating statements of income for nine months ended September 30, 2001 and 2000 are as follows:

                                            Nine Months Ended September 30, 2001
                                            ------------------------------------
                                    Union Tank Car          Procor             Other
                                        Company            Limited         Subsidiaries      Eliminations       Consolidated
                                   ------------------    -------------     --------------    --------------    ---------------
Revenues
   Services (leasing and other)            $ 350,937         $ 51,829          $ 160,922         $ (33,385)        $  530,303
   Net sales                                  25,349           18,974            449,746           (14,454)           479,615
                                   ------------------    -------------     --------------    --------------    ---------------
                                             376,286           70,803            610,668           (47,839)         1,009,918
Other income                                  (1,240)           8,028             11,104             9,029             26,921
                                   ------------------    -------------     --------------    --------------    ---------------
                                             375,046           78,831            621,772           (38,810)         1,036,839

Costs and expenses
   Cost of services                          216,203           30,720            105,062           (33,385)           318,600
   Cost of sales                              24,385           17,504            375,105           (14,454)           402,540
   General and administrative                 29,958            2,901             79,007                 -            111,866
   Interest                                   40,045            3,419             10,786             9,029             63,279
                                   ------------------    -------------     --------------    --------------    ---------------
                                             310,591           54,544            569,960           (38,810)           896,285
                                   ------------------    -------------     --------------    --------------    ---------------
Income before income taxes                    64,455           24,287             51,812                 -            140,554
Provision for income taxes                    25,763            2,045             19,825                 -             47,633
                                   ------------------    -------------     --------------    --------------    ---------------
Net income                                 $  38,692         $ 22,242          $  31,987         $       -         $   92,921
                                   ==================    =============     ==============    ==============    ===============

                                            Nine Months Ended September 30, 2000
                                            ------------------------------------
                                    Union Tank Car          Procor             Other
                                        Company            Limited         Subsidiaries      Eliminations       Consolidated
                                   ------------------    -------------     --------------    --------------    ---------------
Revenues
   Services (leasing and other)            $ 353,314         $ 56,698           $ 93,481          $ (8,849)        $   494,644
   Net sales                                  90,329           22,998            492,035           (19,444)            585,918
                                   ------------------    -------------     --------------    --------------    ---------------
                                             443,643           79,696            585,516           (28,293)          1,080,562
Other income                                  (1,082)           7,117              9,773            11,444              27,252
                                   ------------------    -------------     --------------    --------------    ---------------
                                             442,561           86,813            595,289           (16,849)          1,107,814
Costs and expenses
   Cost of services                          196,138           30,553             76,677            (8,849)            294,519
   Cost of sales                              83,709           21,863            400,149           (19,444)            486,277
   General and administrative                 24,382            2,666             73,713                 -             100,761
   Interest                                   38,010            4,228              1,931            11,444              55,613
                                   ------------------    -------------     --------------    --------------    ---------------
                                             342,239           59,310            552,470           (16,849)            937,170
                                   ------------------    -------------     --------------    --------------    ---------------
Income before income taxes                   100,322           27,503             42,819                 -             170,644
Provision for income taxes                    36,748            8,846             16,827                 -              62,421
                                   ------------------    -------------     --------------    --------------    ---------------
Net income                                 $  63,574         $ 18,657           $ 25,992          $      -         $   108,223
                                   ==================    =============     ==============    ==============    ===============

Condensed consolidating balance sheets as of September 30, 2001 and December 31, 2000 are as follows:

                                                         September 30, 2001
                                                         ------------------

                                         Union Tank Car         Procor            Other
                                            Company             Limited        Subsidiaries      Eliminations       Consolidated
                                        -----------------     ------------    --------------    --------------    ----------------

Assets
------

Cash and cash equivalents                    $     2,247        $   3,359       $     4,515       $         -        $     10,121
Short term investments                                 -          112,354                 -                 -             112,354
Accounts receivable                               32,410           18,665            98,925              (811)            149,189
Accounts and notes receivable,
  affiliates                                           -               30            57,346                 -              57,376
Inventories, net                                  28,045            5,450           114,221                 -             147,716
Prepaid expenses and deferred
   charges                                         7,749              988             4,685               439              13,861
Advances to parent                               105,234          (41,217)          237,347            (2,011)            299,353
Railcar lease fleet, net                       1,289,305          134,658           172,026                 -           1,595,989
Intermodal tank container fleet, net                   -                -           298,600                 -             298,600
Fixed assets, net                                 97,176           16,343            87,796                 -             201,315
Investment in aircraft direct
  financing lease                                      -           27,387                 -                 -              27,387
Investment in subsidiaries                       876,200                -           164,865        (1,041,065)                  -
Other assets                                         534              617            61,249              (617)             61,783
                                        ----------------      -----------     -------------     -------------     ---------------
      Total assets                           $ 2,438,900        $ 278,634       $ 1,301,575       $(1,044,065)       $  2,975,044
                                        ================      ===========     =============     =============     ===============

Liabilities, Deferred Items and
-------------------------------
Stockholder's Equity
--------------------

Accounts payable                             $    26,206        $   1,349       $    35,868       $      (577)       $     62,846
Minority interest                                      -                -               615            81,248              81,863
Accrued liabilities                              174,930            8,670            55,450              (789)            238,261
Borrowed debt                                    922,533           55,805           183,999                 -           1,162,337
                                        ----------------      -----------     -------------     -------------     ---------------
                                               1,123,669           65,824           275,932            79,882           1,545,307

Deferred income taxes and
  investment tax credits                         356,329           51,841            74,609                 -             482,779

Stockholder's equity
  Common stock and additional capital            331,752           13,012           481,643          (586,259)            240,148
  Retained earnings                              577,948          161,339           505,232          (537,709)            706,810
  Equity adjustment from foreign
     currency translation                         49,202          (13,382)          (35,841)               21                   -
                                        ----------------      -----------     -------------     -------------     ---------------
    Total stockholder's equity                   958,902          160,969           951,034        (1,123,947)            946,958
                                        ----------------      -----------     -------------     -------------     ---------------
     Total liabilities, deferred
       items and stockholder's equity        $ 2,438,900        $ 278,634       $ 1,301,575       $(1,044,065)       $  2,975,044
                                        ================      ===========     =============     =============     ===============


                                                       December 31, 2000
                                                       -----------------

                                         Union Tank Car         Procor           Other
                                            Company             Limited       Subsidiaries       Eliminations       Consolidated
                                        -----------------     ------------    --------------    --------------    ----------------
Assets
------

Cash and cash equivalents                    $     4,494         $ 21,384       $     6,962        $        -         $    32,840
Short term investments                                 -           60,960                 -                 -              60,960
Accounts receivable                               29,133           12,696           113,185            (4,743)            150,271
Accounts and notes receivable,
  affiliates                                           -               83            57,211                 -              57,294
Inventories, net                                  28,191            8,122           137,758                 -             174,071
Prepaid expenses and deferred charges              6,210              763             5,167              (368)             11,772
Advances to parent                               142,673          (12,869)          132,042            (1,329)            260,517
Railcar lease fleet, net                       1,220,966          156,513           184,165                 -           1,561,644
Intermodal tank container fleet, net                   -                -           292,375                 -             292,375
Fixed assets, net                                100,631           18,335            92,118                 -             211,084
Investment in aircraft direct
  financing lease                                      -           30,641                 -                 -              30,641
Investment in subsidiaries                       823,329                -           147,171          (970,500)                  -
Other assets                                         596              503            72,130              (503)             72,726
                                        ----------------      -----------     -------------     -------------     ---------------
      Total assets                           $ 2,356,223         $297,131       $ 1,240,284        $ (977,443)        $ 2,916,195
                                        ================      ===========     =============     =============     ===============

Liabilities, Deferred Items and
-------------------------------
Stockholder's Equity
--------------------

Accounts payable                             $    27,412         $  2,702       $    45,639        $   (4,324)        $    71,429
Minority interest                                      -                -               511            77,556              78,067
Accrued liabilities                              191,528           11,670            52,395             1,166             256,759
Borrowed debt                                    875,767           63,800           184,624                 -           1,124,191
                                        ----------------      -----------     -------------     -------------     ---------------
                                               1,094,707           78,172           283,169            74,398           1,530,446

Deferred income taxes and investment
  tax credits                                    342,719           68,590            55,403                 -             466,712

Stockholder's equity
  Common stock and additional
     capital                                     323,104           13,012           508,356          (604,324)            240,148
  Retained earnings                              560,034          142,352           424,041          (447,538)            678,889
  Equity adjustment from foreign
     currency translation                         35,659           (4,995)          (30,685)               21                   -
                                        ----------------      -----------     -------------     -------------     ---------------
    Total stockholder's equity                   918,797          150,369           901,712        (1,051,841)            919,037
                                        ----------------      -----------     -------------     -------------     ---------------
     Total liabilities, deferred
       items and stockholder's equity        $ 2,356,223         $297,131       $ 1,240,284        $ (977,443)        $ 2,916,195
                                        ================      ===========     =============     =============     ===============

Condensed consolidating statements of cash flows for nine months ended September 30, 2001 and 2000 are as follows:

                                                  Nine Months Ended September 30, 2001
                                                  ------------------------------------

                                             Union Tank Car         Procor            Other
                                                Company             Limited        Subsidiaries      Eliminations      Consolidated
                                            ----------------    ------------    ---------------    --------------    ---------------
Net cash provided by operating
 activities                                 $        92,212     $    17,146     $      124,641     $           -      $     233,999

Cash flows from investing activities:
 Construction and purchase of railcars
    and other fixed assets                         (129,652)         (1,550)           (30,722)                -           (161,924)
 Increase in short term investments                       -         (54,020)                 -                 -            (54,020)
 Decrease (increase) in advance to
    parent                                           49,712          28,348           (101,352)           (3,255)           (26,547)
 Increase in other assets                               (20)              -               (730)                -               (750)
 Proceeds from disposals of railcars
    and other fixed assets                            3,735           2,326              6,350                 -             12,411
                                            ---------------     -----------     --------------     -------------      -------------
Net cash used in investing activities               (76,225)        (24,896)          (126,454)           (3,255)          (230,830)

Cash flows from financing activities:
 Proceeds from issuance of borrowed
    debt                                            110,000               -              3,380                 -            113,380

 Principal payments of borrowed debt                (63,234)         (6,440)            (3,958)                -            (73,632)
 Cash dividends                                     (65,000)         (3,255)                 -             3,255            (65,000)
                                            ---------------     -----------     --------------     -------------      -------------
Net cash (used in) provided by
 financing activities                               (18,234)         (9,695)              (578)            3,255            (25,252)
Effect of exchange rates on cash and
 cash equivalents                                         -            (580)               (56)                -               (636)
                                            ---------------     -----------     --------------     -------------      -------------
Net decrease in cash and cash
 equivalents                                         (2,247)        (18,025)            (2,447)                -            (22,719)

Cash and cash equivalents at beginning
 of year                                              4,494          21,384              6,962                 -             32,840
                                            ---------------     ------------    --------------     -------------      -------------
Cash and cash equivalents at end of
 period                                     $         2,247     $     3,359     $        4,515     $           -      $      10,121
                                            ===============     ===========     ==============     =============      =============

                                                  Nine Months Ended September 30, 2000
                                                  ------------------------------------

                                             Union Tank Car       Procor            Other
                                               Company            Limited        Subsidiaries      Eliminations       Consolidated
                                            ---------------     ------------    ---------------   --------------     ---------------
Net cash provided by operating
 activities                                 $       132,543     $    33,592     $       12,627    $            -     $      178,762

Cash flows from investing activities:
 Construction and purchase of railcars
     and other fixed assets                        (136,946)         (6,100)           (14,770)                -           (157,816)
 Increase in short term investments                       -         (26,327)                 -                 -            (26,327)
 (Increase) decrease in advance to
    parent                                          (39,893)         12,531            101,861           (17,181)            57,318
 Increase in other assets                              (330)              -                (96)                -               (426)
 Proceeds from disposals of railcars
    and other fixed assets                            6,011           2,326              1,186                 -              9,523
 Purchases of businesses, net of cash
    acquired                                              -               -           (284,334)                -           (284,334)
                                            ---------------     -----------     --------------    --------------     --------------
Net cash used in investing activities              (171,158)        (17,570)          (196,153)          (17,181)          (402,062)

Cash flows from financing activities:
 Proceeds from issuance of borrowed
    debt                                                  -               -            183,576                 -            183,576
 Proceeds from sale-leaseback
    transactions                                    150,026               -                  -                 -            150,026
 Principal payments of borrowed debt                (34,541)         (5,644)            (2,178)                -            (42,363)
 Cash dividends                                     (75,000)        (17,181)                 -            17,181            (75,000)
                                            ---------------      ----------     --------------    --------------     --------------
Net cash provided by (used in)
 financing activities                                40,485         (22,825)           181,398            17,181            216,239
Effect of exchange rates on cash and
 cash equivalents                                         -            (498)               (17)                -               (515)
                                            ---------------     -----------     --------------    --------------     --------------
Net increase (decrease) in cash and
 cash equivalents                                     1,870          (7,301)            (2,145)                -             (7,576)
Cash and cash equivalents at beginning
 of year                                                 50          13,265              2,632                 -             15,947
                                            ---------------     -----------     --------------    --------------     --------------
Cash and cash equivalents at end of
 period                                     $         1,920     $     5,964     $          487    $            -     $        8,371
                                            ===============     ===========     ==============    ==============     ==============


9.   Segment Information

                                                                                Intermodal
                                                                                   Tank
                                                               Metals            Container                         Consolidated
                                              Railcar       Distribution          Leasing         All Other           Totals
                                             ----------    ----------------    -------------     ------------    -----------------
                                                                            (Dollars in Millions)
Three months ended September 30, 2001
-------------------------------------
Revenues from external customers               $ 143.1             $ 102.4           $ 18.4      $ 51.3                $   315.2
Income before income taxes                        34.2                 2.6              1.8         4.8                     43.4

Three months ended September 30, 2000
-------------------------------------
Revenues from external customers               $ 161.4             $ 122.8           $  7.4      $ 64.5                $   356.1
Income before income taxes                        40.1                 3.5              0.4        10.7                     54.7

Nine months ended September 30, 2001
------------------------------------
Revenues from external customers               $ 464.4             $ 332.4           $ 55.9      $157.2                $ 1,009.9
Income before income taxes                       108.4                 7.3              6.2        18.7                    140.6

Nine months ended September 30, 2000
------------------------------------
Revenues from external customers               $ 523.3             $ 376.7           $ 11.0      $169.6                $ 1,080.6
Income before income taxes                       129.8                16.9              1.1        22.8                    170.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
-----------------------
3rd Quarter 2001 versus 2000
-----------------------------
Service revenues increased $7.4 million primarily due to the inclusion in the third quarter of 2001 of the incremental revenues associated with the intermodal tank container operations ($11.1 million) acquired in September 2000, offset by decreased revenues from railcar service ($1.5 million).

Sales revenues decreased $48.3 million primarily due to reduced sales of railcars ($16.7 million) and metal products ($20.5 million) reflective of a slowdown in the economy.

Income taxes decreased due to an enacted change in Canadian tax rates and its impact on deferred taxes ($8.0 million).

Nine Months 2001 versus 2000
----------------------------
Service revenues increased $35.7 million primarily due to the inclusion in the first nine months of 2001 of the incremental revenues associated with the intermodal tank container operations ($44.9 million) acquired in September 2000, offset by decreased railcar service revenues ($4.9 million).

Sales revenues decreased $106.3 million primarily due to reduced sales of railcars ($54.1 million) and metal products ($44.4 million) reflective of a slowdown in the economy.

General and administrative expenses increased $11.1 million primarily due to the incremental expenses associated with the intermodal tank container operations ($7.5 million) acquired in September 2000.

Provision for income taxes decreased $14.8 million primarily due to lower income before taxes and an enacted tax rate reduction on deferred taxes for the Canadian subsidiaries ($8.0 million).

Financial Condition
-------------------
2001 versus 2000
----------------
Operating activities provided $234.0 million of cash in the first nine months of 2001. These funds, along with proceeds from issuance of debt, were used to finance railcar additions, service borrowed debt obligations, pay dividends to the Company's stockholder, and advance funds to parent.

Management expects future cash to be provided from operating activities, long-term financings and repayment of funds previously advanced to Marmon Industrial will be adequate to provide for continued expansion of the Company's business and enable it to meet its debt service obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, there had been no significant change to the Company's exposure to market risk since December 31, 2000.

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

                                                  UNION TANK CAR COMPANY

                                                  REGISTRANT

Dated:  November 8, 2001                          /s/ R.C. Gluth
                                                  --------------------------
                                                      R.C. Gluth
                                                  Executive Vice President,
                                                   Director and Treasurer
                                                   (principal financial officer
                                                    and principal accounting
                                                    officer)