Form 10-K
period 2001-12-31
UNION TANK CAR CO
filed 2002-03-26
CIK 100923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [X]                      SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [ ]                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                        --------------  --------------

                         Commission file number: 1-5666

                             UNION TANK CAR COMPANY
             (Exact name of registrant as specified in its charter)

             Delaware                                           36-3104688
             --------                                           ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

225 W. Washington Street, Chicago, Illinois                        60606
-------------------------------------------                        -----
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (312) 372-9500

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
Title of Each Class                                        Which Registered
-------------------                                    -------------------------
     None                                                          -

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                             UNION TANK CAR COMPANY

                                    FORM 10-K

                          Year Ended December 31, 2001

                                    CONTENTS

Section                                                                                                            Page
-------                                                                                                            ----
Part I.
     Item 1        Business......................................................................................    2

     Item 2        Properties....................................................................................    9

     Item 3        Legal Proceedings.............................................................................   10

     Item 4        Submission of Matters to a Vote of Security Holders...........................................   10

Part II.
     Item 5        Market for Registrant's Common Equity
                     and Related Stockholder Matters.............................................................   11

     Item 6        Selected Financial Data.......................................................................   11

     Item 7        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................................................   11

     Item 7A       Disclosures about Market Risk.................................................................   16

     Item 8        Financial Statements and Supplementary Data...................................................   17

     Item 9        Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................................................   44

Part III.
     Item 10       Directors and Executive Officers of the Registrant............................................   44

     Item 11       Executive Compensation........................................................................   46

     Item 12       Security Ownership of Certain Beneficial Owners and Management................................   47

     Item 13       Certain Relationships and Related Transactions................................................   47

Part IV.
     Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   48

Signatures         ..............................................................................................   49

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

As of December 31, 2001, the Company's railcar fleet comprised 64,539 tank cars and 16,491 railway cars of other types. A total of 29,833 railcars were added to the lease fleet during the ten years ended December 31, 2001. These railcars accounted for approximately 40% of total railcar lease revenues during 2001. Most of the Company's railcars were built by the Company or to its specifications and the rest were purchased from other sources.

Management estimates that railway tank cars carrying chemicals and acids account for the greatest portion of total leasing revenues, followed in order by compressed gases (particularly liquefied petroleum gas and anhydrous ammonia), refined petroleum products (such as gasoline, fuel oils and asphalt), food products and liquid fertilizers.

A significant portion of revenues from the Company's non-tank railcar fleet derives from hopper cars for carrying bulk plastics. Remaining non-tank railcar revenues are attributable to railcars serving the lumber, dry bulk chemical and coal industries.

The Company builds railway tank cars primarily for its leasing business, but also builds railway tank cars for sale to others. Generally, manufacturing follows receipt of a firm order for lease or sale of a railway tank car.

Substantially all of the Company's railcars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand railcars and ranging from one to twenty years. The average term of leases entered into during 2001 for newly-manufactured railcars was approximately eight years. The average term of leases entered into during 2001 for used railway tank cars and other railcars was approximately three years. Under the terms of most leases, the Company agrees to provide a full range of services, including railcar repair and maintenance. The Company supplies relatively few railcars directly to railroads. The Company markets its railcars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the railcar lease fleet, the Company maintains data processing systems that contain information about each railcar, including mechanical specifications, maintenance and repair data, and lease terms.

The Company employs a variety of methods to meet its financing needs. During 2001, the Company issued $110.0 million of senior secured notes. The Company expects that future financing needs will be met primarily with a combination of secured and unsecured borrowings and sale-leaseback transactions.

Approximately 24% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining railcars are free of liens.

The Company maintains repair facilities at strategic points throughout the United States and Canada. In addition to work performed by the Company, certain maintenance and repair work is performed for the Company's account by railroads when railroad inspection determines the need for such work under the interchange rules of the Association of American Railroads ("AAR").

The Company is not subject to regulation or supervision as a common carrier. The Company's railcars are subject to construction, safety and maintenance regulations of the Department of Transportation, various other government agencies and the AAR. These regulations have required and may in the future require the Company to make significant modifications to certain of its railcars from time to time.

The Company's facilities for manufacturing and assembling railway tank cars are located in East Chicago, Indiana; Sheldon, Texas; and Oakville, Ontario, Canada. The Company also operates North America's largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites. Principal shops are located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Longview and Sheldon, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan.

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

     Intermodal Tank Container Leasing

Subsidiaries of the Company buy, manage, lease and maintain intermodal tank containers. The container fleet consists of a wide range of equipment for the global transportation, distribution and storage of bulk liquids, chemicals and gases, which allows the Company to service the full range of customer requirements. These customers include the international chemical industry and logistics operators specializing in bulk liquid transportation. Unlike railway tank cars or over-the-road tank semi-trailers, intermodal tank containers are capable of transporting cargo by way of multiple modes of transportation including road, rail or ship.

     Sulphur Processing

Subsidiaries of the Company provide sulphur producers in Canada with various services, including processing of liquefied sulphur into crystalline slates and granules, and storage and shipping of the product. A subsidiary also designs, manufactures and sells sulphur processing plants worldwide. Other subsidiaries are engaged in manufacturing and distribution of sulphur bentonite products and micronutrients to the agricultural industry.

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

Segment Information

The principal activity of the Company's primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

                                                                Intermodal
                                                                  Tank
                                                   Metals       Container                Consolidated
                                     Railcar    Distribution     Leasing     All Other      Totals
                                     --------   ------------    ----------   ---------   ------------
                                                         (Dollars in Millions)
2001
----
Revenues from external customers     $  619.5      $426.3        $ 74.7        $213.4      $1,333.9
Interest income                           0.1          --            --          20.0          20.1
Interest expense                         71.4         0.2          13.9           0.1          85.6
Depreciation and amortization           122.2        13.8          21.5          12.4         169.9
Income before income taxes              135.7        10.5           8.4          19.2         173.8
Segment assets                        1,897.6       185.6         319.8         594.1       2,997.1
Expenditures for long-lived assets      178.9         4.4          26.9           6.9         217.1

2000
----
Revenues from external customers     $  698.0      $492.8        $ 29.7        $226.4      $1,446.9
Interest income                           0.2          --            --          22.8          23.0
Interest expense                         70.5         0.2           5.3           0.6          76.6
Depreciation and amortization           122.6        15.4           7.4          14.2         159.6
Income before income taxes              168.7        20.1           1.7          28.8         219.3
Segment assets                        1,876.8       224.6         312.3         502.5       2,916.2
Expenditures for long-lived assets      178.7         5.1          23.8           5.7         213.3

1999
----
Revenues from external customers     $  761.5      $457.5        $  6.2        $196.4      $1,421.6
Interest income                           0.9          --            --          12.8          13.7
Interest expense                         72.4         0.2            --           0.7          73.3
Depreciation and amortization           117.7        17.4           0.6          12.3         148.0
Income before income taxes              162.5        28.6           0.5          19.2         210.8
Segment assets                        1,995.8       204.9          16.0         409.4       2,626.1
Expenditures for long-lived assets      202.5         6.2           2.5           8.2         219.4

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

                                                                      Long-lived
                                                     Revenues           Assets
                                                     --------         ----------
                                                        (Dollars in Millions)
2001
----
United States                                        $1,064.2           $1,679.6
Canada                                                  161.9              184.3
Other countries                                         107.8              321.3
                                                     --------           --------
  Consolidated total                                 $1,333.9           $2,185.2
                                                     ========           ========

2000
----
United States                                        $1,184.9           $1,620.6
Canada                                                  179.4              231.4
Other countries                                          82.6              316.5
                                                     --------           --------
  Consolidated total                                 $1,446.9           $2,168.5
                                                     ========           ========

1999
----
United States                                        $1,216.4           $1,696.0
Canada                                                  157.6              260.2
Other countries                                          47.6               35.6
                                                     --------           --------
  Consolidated total                                 $1,421.6           $1,991.8
                                                     ========           ========

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

Several competitors are in the business of leasing railcars in the United States and Canada. Principal competitors are GATX Corporation, General Electric Railcar Services Corporation, and ACF Industries, Incorporated. Principal competitive factors are price, service and product design. International cooperation within the Company's engineering, manufacturing, repair and leasing activities has enhanced its ability to provide competitive products and services to its customers throughout North America.

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

Supply and Demand

Demand for railway tank cars and bulk plastic hopper cars is generally met with a combination of the industry's existing fleet and new railcar additions. The industry's generally high overall utilization of the railway tank car and bulk plastic covered hopper car fleets evidences an appropriate level and mix of equipment to meet existing railcar demands. New railcars are needed to satisfy growth, for specialized requirements, or the desire of certain customers for newer equipment. Since railcars are typically built to customer order, the supply of new railcars generally stays in reasonable balance with demand.

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

Manufacturing Backlog

The Company builds railway tank cars primarily for use in its leasing business and the number of railcars added in any one year is a small percentage of the Company's lease fleet. Additionally, for railway tank cars built for sale to customers, the Company delivers against orders within a relatively brief period. Therefore, backlog is not material to the Company's business.

Employees

As of December 31, 2001, the Company had approximately 5,560 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2001, the Company spent approximately $5.3 million on remediation and related matters, compared with $8.2 million and $6.6 million in 2000 and 1999, respectively. The Company expects to spend approximately $2.8 million in 2002 on similar activities.

The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA at one site: Auto Ion Chemical Company, Kalamazoo, Michigan. Costs incurred to date have not been material. Because of the nature of the Company's involvement at this site, management believes that future costs related to this site will not be material. The Company has not entered into any cost sharing arrangements with other PRP's that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP's make it reasonably possible the Company will incur material costs beyond its pro rata share at this site. The Company's accruals for the site are based on the amount it reasonably expects to pay with respect to the site.

Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

ITEM 2. PROPERTIES

In management's opinion, the Company's properties are in good condition, substantially utilized and adequate to meet the Company's current and reasonably anticipated future needs.

The Company estimates that its plant facilities were utilized during the year at an average of approximately 45% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 75% for sulphur processing, 70% for fastener production, 75% for railcar moving vehicles manufacturing, and 75% for containment vessel head manufacturing.

Railcars

The Company owns approximately 84% of its total lease fleet of 81,030 railcars, of which 64,539 are tank cars and 16,491 are other railway freight cars. Of the approximately 68,180 owned railcars, 51,660 are free of liens. Railcars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

Facilities for the manufacturing and assembling of railcars are located at East Chicago, Indiana; Sheldon, Texas; and Oakville, Ontario, Canada, together occupying about 170 acres.

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

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 27,000 leased/managed intermodal tank containers which consists of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,300 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 69% of its intermodal tank container and drop frame tank chassis fleet, of which approximately 23% are free of liens.

Sulphur Processing

A subsidiary of the Company owns facilities in Canada which process liquefied sulphur into crystalline slates and granules and handle the formed product. The Company also owns facilities in North America for the manufacture and distribution of sulphur bentonite products and micronutrients.

Fasteners

The Company owns fastener manufacturing facilities in Ashland, Ohio; Montreal, Quebec; Gaffney, South Carolina; and Shenzhen, China. In addition, the Company leases several small plants in the United States, Canada, Sweden, China and Poland.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity. See "Business - Environmental Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                                         For the year ended December 31,
                          --------------------------------------------------------------
                             2001         2000         1999         1998         1997
                          ----------   ----------   ----------   ----------   ----------
                                             (Dollars in Thousands)
Revenues
  Services                $  707,404   $  673,202   $  631,606   $  585,128   $  563,950
  Net sales                  626,486      773,662      789,992      706,245      670,209
Net income                   110,878      141,314      132,568      142,307      120,337
Ratio of earnings to
  fixed charges                 2.56x        3.19x        3.24x        3.51x        3.10x
At year end:
  Total assets            $2,997,070   $2,916,195   $2,626,076   $2,427,430   $2,439,015
  Long-term obligations    1,045,828    1,035,408      941,964      822,028      859,363

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This annual report on Form 10-K for the year ended December 31, 2001 contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those set forth herein. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by the Company such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries.

2001 versus 2000

Results of Operations
---------------------

Performance of the railcar and tank container leasing businesses was adversely affected in all major markets by the general economic slowdown. Demand for existing equipment decreased resulting in downward pressure on both lease rental rates and fleet utilization. While service revenues increased $34.2 million, this was primarily due to the inclusion of the incremental revenues associated with the intermodal tank container operations ($45.0 million increase) acquired in September 2000. Railcar service revenues decreased $4.7 million. Gross margin on service revenues increased $8.0 million. This was also primarily due to the inclusion of the intermodal tank container operations ($21.6 million increase) acquired in September 2000, which was offset by weaker railcar service results ($13.2 million decrease).

Although the Company's railcar lease fleet utilization decreased during 2001, utilization has remained in a range of 95% to 98% during the last five years. Utilization rates of the Company's existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases, which have averaged four years over the last five years for existing equipment and longer for new equipment.

Demand for new railcars declined, resulting in lower production and lower capacity utilization. Demand for the products of the metals distribution business was adversely impacted by the general economic slowdown in the U.S. As a result, overall sales revenues decreased $147.2 million primarily due to reduced sales of railcars ($73.3 million decrease) and metal products ($66.6 million decrease). Gross margin on sales revenues decreasd $33.3 million primarily due to the same factors which impacted sales revenues. A reserve of $4.7 million was established in 2001 to cover anticipated costs associated with the suspension of new railway tank car manufacturing at the Oakville, Ontario, Canada facility in the second quarter of 2002.

General and administrative expenses increased $7.2 million primarily due to the incremental expenses associated with the intermodal tank container operations ($5.7 million increase) acquired in September 2000.

Interest expense increased $9.0 million mainly due to the full year impact of the $180 million senior secured notes issued to acquire the intermodal tank container leasing business in September 2000.

Provision for income taxes decreased $15.1 million primarily due to lower income before taxes and the benefit of enacted tax rate reduction on deferred taxes for the Company's Canadian subsidiaries ($9.2 million).

Financial Condition and Liquidity
---------------------------------

Operating activities provided $347.6 million of cash in 2001. These funds, along with proceeds from issuance of debt, were used to provide for railcar additions, service borrowed debt obligations, advance funds to parent, and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 2001, the Company spent $217.1 million for construction and purchase of railcars and other fixed assets. Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 83% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

In 2001, the Company issued $110.0 million in senior secured notes. Other financing activities of the Company included $91.6 million for principal repayments on borrowed debt and $77.0 million for cash dividends. Net cash used in financing activities was $54.3 million.

Management expects that the future cash to be provided by operating activities, long-term financings, and repayment of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

The following table presents the scheduled cash inflows and outflows for the railcar leasing business over the next five years based on leases and railcar-related indebtedness outstanding as of December 31, 2001:

                                                2002     2003     2004     2005     2006
                                               ------   ------   ------   ------   -------
                                                       (Dollars in Millions)
Railcar Leasing Cash Inflows
----------------------------
Minimum future lease rentals                   $419.4   $329.3   $252.9   $188.3   $ 122.4

Railcar Leasing Cash Outflows
-----------------------------
Minimum future lease payments                    68.2     70.0     73.1     96.3      93.5
Principal and interest amount of obligations    153.5    107.0    139.5     87.6     132.1
                                               ------   ------   ------   ------   -------
Excess (Deficit) of inflows over outflows      $197.7   $152.3   $ 40.3   $  4.4   $(103.2)
                                               ======   ======   ======   ======   =======

The minimum future lease rentals above relate to railcar leases in effect at December 31, 2001. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

In addition, maturities of debt obligations and interest payments for the intermodal tank container leasing business over the next five years are as follows: $10,013 in 2002, $11,012 in 2003, $12,012 in 2004, $12,011 in 2005 and
$14,010 in 2006.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U. S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $22.0 million and $12.0 million at December 31, 2001 and 2000, respectively.

Critical Accounting Policies
----------------------------

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgements based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that, of its significant accounting policies (see "Summary of Accounting Principles and Practices" more fully described on note 2 in Item 8), the following policies involve a higher degree of judgement and/or complexity.

     Property and Equipment

Property and equipment are depreciated or amortized over their useful lives based on management's estimates of the period over which the assets will generate revenue. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends.

     Asset Impairment

In assessing the recoverability of the Company's long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

     Income Taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides additional guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company adopted each of the new rules as of January 1, 2002. The adoption of the new rules is not anticipated to have a material adverse effect on the Company's results of operations or financial position.

2000 versus 1999

Results of Operations
---------------------

Service revenues increased $41.6 million primarily due to the inclusion of the incremental revenues associated with the intermodal tank container operations ($22.3 million increase) acquired in September 2000 and the effects of railcars added to the lease fleet ($7.7 million increase). Gross margin on service revenues increased $12.3 million primarily due to the inclusion of the intermodal tank container operations acquired in September 2000, and the effects of railcars added to the lease fleet.

Although the Company's railcar lease fleet utilization decreased during 2000, utilization has remained in a range of 96% to 98% during the last five years. Utilization rates of the Company's existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases, which average four years for existing equipment and longer for new equipment.

Demand for new railcars declined, resulting in lower production and lower capacity utilization. As a result, overall sales revenues decreased $16.3 million primarily due to reduced sales of railcars ($71.7 million decrease), which were offset by increased sulphur service processing plant sales ($16.0 million increase) and increased sales of metal products ($34.0 million increase). Gross margin on sales revenues remained flat.

General and administrative expenses increased $10.7 million primarily due to the incremental expenses associated with the intermodal tank container operations acquired in September 2000.

Interest income increased $9.4 million due to both higher average advances to parent and higher average interest rates.

Financial Condition and Liquidity
---------------------------------

Operating activities provided $287.2 million of cash in 2000. These funds, along with proceeds from issuance of debt and a sale-leaseback transaction discussed below, were used to fund acquisition of businesses, provide for railcar additions, pay dividends to the Company's stockholder, and service borrowed debt obligations. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 2000, the Company spent $213.3 million for construction and purchase of railcars and other fixed assets and $285.0 million for acquisition of an intermodal tank container leasing business and other assets.

Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 86% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

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

                                                                                        Fair Value
                        2002    2003    2004    2005    2006    Thereafter     Total    12-31-2001
                        -----   -----   -----   -----   -----   ----------   --------   ----------
                                                (Dollars in Millions)
Fixed rate debt         $98.1   $57.3   $94.3   $48.0   $98.2     $746.6     $1,142.5    $1,202.2
Average interest rate    6.74%   7.86%   7.09%   8.51%   7.29%      7.08%        7.17%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                                              Page
                                                                                                              ----
Report of Independent Auditors..............................................................................   18

Financial Statements

  Consolidated statement of income for each of the three years in
    the period ended December 31, 2001......................................................................   19

  Consolidated balance sheet - December 31, 2001 and 2000...................................................   20

  Consolidated statement of stockholder's equity for each of the three
    years in the period ended December 31, 2001.............................................................   21

  Consolidated statement of cash flows for each of the three
    years in the period ended December 31, 2001.............................................................   22

  Notes to consolidated financial statements................................................................   23

                         REPORT OF INDEPENDENT AUDITORS

TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Chicago, Illinois
March 13, 2002

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)

                                           For the Year Ended December 31,
                                        ------------------------------------
                                           2001         2000         1999
                                        ----------   ----------    ----------
Revenues
   Services (leasing and other)         $  707,404   $  673,202    $  631,606
   Net sales                               626,486      773,662       789,992
                                        ----------   ----------    ----------
                                         1,333,890    1,446,864     1,421,598

Interest income                             20,097       23,037        13,669
Other income                                12,685       13,756        13,750
                                        ----------   ----------    ----------
                                         1,366,672    1,483,657     1,449,017

Costs and expenses
   Cost of services                        426,164      399,954       370,681
   Cost of sales                           532,893      646,803       663,946
   General and administrative              148,166      140,923       130,257
   Interest expense                         85,633       76,641        73,298
                                        ----------   ----------    ----------
                                         1,192,856    1,264,321     1,238,182
                                        ----------   ----------    ----------

Income before income taxes                 173,816      219,336       210,835

Provision for income taxes                  62,938       78,022        78,267
                                        ----------   ----------    ----------
Net income                              $  110,878   $  141,314    $  132,568
                                        ==========   ==========    ==========

Ratio of earnings to fixed charges            2.56 x       3.19 x        3.24 x
                                        ==========   ==========    ==========

                 See Notes to Consolidated Financial Statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                                            December 31,
                                                                     -----------------------
                                                                       2001          2000
                                                                     ----------   ----------
Assets
------
Cash and cash equivalents                                            $   12,047   $   34,567
Short-term investments                                                  110,107       59,233
Accounts receivable, primarily due within one year, less allowance
  for doubtful accounts of $9,532 in 2001 and $9,176 in 2000            135,145      150,271
Accounts and notes receivable, affiliates                                57,065       57,294
Inventories, net of LIFO reserves of $28,868 in 2001
  and $33,673 in 2000                                                   142,812      174,071
Prepaid expenses and deferred charges                                    14,284       11,772
Advances to parent company, principally at LIBOR plus 1%                340,365      260,517
Railcar lease fleet, net                                              1,606,364    1,561,644
Intermodal tank container lease fleet, net                              296,739      292,375
Fixed assets, net                                                       198,742      211,084
Investment in direct financing lease                                     26,611       30,641
Other assets                                                             56,789       72,726
                                                                     ----------   ----------
      Total assets                                                   $2,997,070   $2,916,195
                                                                     ==========   ==========

Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                                     $   62,705   $   71,429
Accrued rent                                                             91,473       83,394
Accrued liabilities                                                     185,780      173,365
Borrowed debt                                                         1,145,063    1,124,191
                                                                     ----------   ----------
                                                                      1,485,021    1,452,379

Deferred income taxes and investment tax credits                        476,751      466,712
Minority interest                                                        82,383       78,067

Stockholder's equity
  Common stock, no par value; 1,000 shares authorized and issued        106,689      106,689
  Additional capital                                                    133,459      133,459
  Retained earnings                                                     712,767      678,889
                                                                     ----------   ----------
     Total stockholder's equity                                         952,915      919,037
                                                                     ----------   ----------
     Total liabilities and stockholder's equity                      $2,997,070   $2,916,195
                                                                     ==========   ==========

                 See Notes to Consolidated Financial Statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  Years Ended December 31, 2001, 2000 and 1999

                             (Dollars in Thousands)

                                  Common    Additional    Retained
                                  Stock      Capital      Earnings      Total
                                ---------   ----------    ---------   ---------
Balance at December 31, 1998    $ 106,689   $  96,865     $ 585,057   $ 788,661

Net income                             --          --       132,568     132,568
Cash dividends                         --          --       (82,000)    (82,000)
Non-cash dividends                     --          --           (50)        (50)
                                ---------   ---------     ---------   ---------

Balance at December 31, 1999      106,689      96,865       635,575     839,129

Capital contribution                   --      36,594            --      36,594
Net income                             --          --       141,314     141,314
Cash dividends                         --          --       (98,000)    (98,000)
                                ---------   ---------     ---------   ---------

Balance at December 31, 2000      106,689     133,459       678,889     919,037

Net income                             --          --       110,878     110,878
Cash dividends                         --          --       (77,000)    (77,000)
                                ---------   ---------     ---------   ---------

Balance at December 31, 2001    $ 106,689   $ 133,459     $ 712,767   $ 952,915
                                =========   =========     =========   =========

                 See Notes to Consolidated Financial Statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                                   For the Year Ended December 31,
                                                                 -----------------------------------
                                                                   2001          2000        1999
                                                                 ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                     $ 110,878    $ 141,314    $ 132,568
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                169,865      159,586      148,028
      Deferred taxes                                                13,783       11,591       22,937
      Gain on disposition of railcars and other fixed assets        (6,319)      (4,178)      (4,357)
      Other non-cash income and expenses                             9,687        4,575        2,163
      Changes in operating assets and liabilities                   49,725      (25,711)      19,845
                                                                 ---------    ---------    ---------
Net cash provided by operating activities                          347,619      287,177      321,184

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets    (217,082)    (213,261)    (219,391)
  (Increase) decrease in short-term investments                    (54,014)     (23,947)       5,951
  (Increase) decrease in advance to parent                         (65,739)      51,514     (159,828)
  (Increase) decrease in other assets and investments                 (870)        (896)         521
  Proceeds from disposals of railcars and other fixed assets        23,293       12,107       12,493
  Purchases of businesses, net of cash acquired                         --     (284,985)     (11,764)
                                                                 ---------    ---------    ---------
Net cash used in investing activities                             (314,412)    (459,468)    (372,018)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                          114,247      184,157      176,900
  Proceeds from sale-leaseback transactions                             --      150,026       13,200
  Principal payments of borrowed debt                              (91,558)     (44,779)     (62,948)
  Cash dividends                                                   (77,000)     (98,000)     (82,000)
                                                                 ---------    ---------    ---------
Net cash (used in) provided by financing activities                (54,311)     191,404       45,152

Effect of exchange rates on cash and cash equivalents               (1,416)        (493)         830
                                                                 ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents               (22,520)      18,620       (4,852)

Cash and cash equivalents at beginning of year                      34,567       15,947       20,799
                                                                 ---------    ---------    ---------

Cash and cash equivalents at end of year                         $  12,047    $  34,567    $  15,947
                                                                 =========    =========    =========

                 See Notes to Consolidated Financial Statements

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

1.   Ownership

UNION TANK CAR COMPANY (with its wholly-owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") is a wholly-owned subsidiary of Marmon Industrial LLC ("MIC") which is a subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

     Short-Term Investments

Short-term investments consist of commercial paper with original maturities between four and six months.

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

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Revenue Recognition

Revenue from sales of products is generally recognized upon shipment to customers which is when title and the risks and rewards of ownership are passed on to the customers.

     Shipping and Handling Costs

All freight costs incurred by the Company to ship its products to its customers are included in cost of sales.

     Depreciation and Fixed Assets Accounting

Railcars, intermodal tank containers and fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are principally: railcars, 25-30 years; intermodal tank containers, 15-20 years; buildings and improvements, 20-30 years; and machinery and equipment, 3-20 years.

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful lives or, if shorter, the remaining useful lives of the related assets. Maintenance and repairs are charged to expense when incurred.

Gains or losses on disposals are included in other income, except for those related to railcar disposals which are included in cost of services.

     Impairment of Long-lived and Identifiable Intangible Assets

Carrying values of long-lived assets and identifiable intangible assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of an asset will not be recoverable, as determined based on the undiscounted net cash flows of the asset acquired over the remaining depreciation or amortization period, the carrying value of the asset is reduced to its estimated fair value (based on an estimate of discounted net future cash flows).

     Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Foreign Currency Translation

The Company's foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities are translated at exchange rates in effect at the date of translation. Average exchange rates are used for revenues, costs and expenses, and income taxes.

Translation adjustments and transaction gains and losses are borne by the Company's parent. For the years ended December 31, 2001, 2000 and 1999, MIC absorbed a gain of $954, a gain of $938, and a loss of $585, respectively.

     Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Finished goods represented approximately 80% of net inventories at December 31, 2001.

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

     Acquisitions

In September 2000, the Company acquired the intermodal tank container leasing business of Transamerica Leasing, Inc. for $264 million. In addition, the Company acquired other entities for a total of $21 million in 2000. These acquisitions were accounted for using the purchase method. Accordingly, results of operations of the acquired businesses were included in the Company's consolidated financial statements from the date of purchase.

     Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 10% of consolidated lease revenues. Each lease involves one to several thousand railcars, normally for periods ranging from one to twenty years. The average term of leases entered into during 2001 for newly-manufactured railcars was approximately eight years. The average term of leases entered into during 2001 for used railway tank cars and other railcars was approximately three years. Under the terms of most of the leases, the Company agrees to provide a full range of services including railcar repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 2001:

                        Operating
                          Leases
                        ----------
2002                    $  419,350
2003                       329,348
2004                       252,915
2005                       188,292
2006                       122,413
2007 and thereafter        252,404
                        ----------
  Totals                $1,564,722
                        ==========

4.   Lease Fleet and Fixed Assets

                                                     December 31,
                                              -------------------------
                                                 2001          2000
                                              -----------   -----------
Railcar lease fleet
  Gross cost                                  $ 2,987,559   $ 2,906,251
  Less accumulated depreciation                (1,381,195)   (1,344,607)
                                              -----------   -----------
                                              $ 1,606,364   $ 1,561,644
                                              ===========   ===========

Intermodal tank container lease fleet
  Gross cost                                  $   325,903   $   300,330
  Less accumulated depreciation                   (29,164)       (7,955)
                                              -----------   -----------
                                              $   296,739   $   292,375
                                              ===========   ===========

Fixed assets, at cost
  Land                                        $    15,979   $    16,025
  Buildings and improvements                      177,157       171,570
  Machinery and equipment                         311,553       325,950
                                              -----------   -----------
                                                  504,689       513,545
  Less accumulated depreciation                  (305,947)     (302,461)
                                              -----------   -----------
                                              $   198,742   $   211,084
                                              ===========   ===========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Investment in Direct Financing Lease

In 1987, one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18-year period.

Minimum future rentals to be received on the lease are as follows at December 31, 2001:

2002                   $ 5,265
2003                     5,265
2004                     5,265
2005                     5,265
                       -------
    Total              $21,060
                       =======

The investment is recoverable from future lease payments and estimated residual value, as follows:

                                                 December 31,
                                              -------------------
                                                2001      2000
                                              --------   -------
Minimum future lease rentals                  $ 21,060   $ 27,960
Estimated residual value                        14,916     15,842
                                              --------   --------
Gross investment                                35,976     43,802
Less unearned income                            (9,365)   (13,161)
                                              --------   --------
Net investment                                $ 26,611   $ 30,641
                                              ========   ========

6.   Lease Commitments

The Company, as lessee, has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

In 2000, the Company entered into a sale-leaseback transaction with a financial institution pursuant to which it sold and leased back an aggregate of $150,026 in railcars. The Company has an option to purchase all of the railcars at a fixed purchase price on July 15, 2012. The exercise price of the fixed price purchase option is equal to the projected future fair market value of the subject railcars, as determined by an independent appraiser.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2001, future minimum rental commitments for all noncancelable leases are as follows:

                                     Operating Leases
                              ------------------------------
                                Sale-
                              Leaseback    Others    Total
                              ---------   -------   --------

2002                          $ 66,647    $ 6,746   $ 73,393
2003                            68,427      5,593     74,020
2004                            71,465      4,849     76,314
2005                            94,663      3,892     98,555
2006                            91,824      2,774     94,598
2007 and thereafter            505,702     21,383    527,085
                              --------    -------   --------
                              $898,728    $45,237   $943,965
                              ========    =======   ========

Minimum future sublease revenue to be received under existing railcar sale-leaseback leases as of December 31, 2001 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

                                Sale-
                              Leaseback
                                Leases
                              ---------

2002                          $ 80,018
2003                            67,697
2004                            56,366
2005                            41,484
2006                            27,674
2007 and thereafter             62,233
                              --------
                              $335,472
                              ========

Sublease rentals recorded as revenue for the years ended December 31, 2001, 2000 and 1999 were approximately $94,000, $93,000 and $80,000, respectively.

Rentals charged to costs and expenses were $79,392, $73,350 and $65,053 in 2001, 2000 and 1999, respectively.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Borrowed Debt

                                                                                         December 31,
                                                                                   -----------------------
                                                                                     2001         2000
                                                                                   ----------   ----------
Unsecured notes, due from 2002 - 2009 at 5.91% -7.45%  (average rate 6.92% as
of  December 31, 2001 and 6.86% as of December 31, 2000)                           $  515,000   $  550,000

Senior secured notes, due from 2010 - 2016 at 6.79% - 7.68% (average rate
7.20% as of  December 31, 2001 and 7.36% as of December 31, 2000)                     381,000      280,000

Equipment obligations, payable periodically through 2009 at 6.50% - 11.60%
(average rate 8.16% as of December 31, 2001 and 7.98% as of December 31,
2000)                                                                                 226,808      267,310

Other long-term borrowings, payable periodically through 2014 (average rate
of 10.10% as of December 31, 2001 and 9.97% as of December 31, 2000)                   22,255       26,881
                                                                                   ----------   ----------
                                                                                   $1,145,063   $1,124,191
                                                                                   ==========   ==========

In June 2001, the Company issued $110,000 principal amount of Senior Secured Notes. Interest on the notes is payable semiannually on June 1 and December 1, commencing December 1, 2001 at the rate of 6.82% per annum. Principal is payable annually commencing on June 1, 2002 and continuing until maturity on June 1, 2016. The notes are secured by approximately 1,900 railcars with a cost of approximately $123,000 and 1,100 intermodal tank containers and wheeled chassis with a cost of approximately $23,800.

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

Other senior secured notes of $100,000 are secured by railcars with an original cost of $132,582 and $132,754 at December 31, 2001 and 2000, respectively.

Equipment obligations are secured by railcars with an original cost of $735,056 and $735,735 at December 31, 2001 and 2000, respectively.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's Canadian subsidiaries have approximately $8,480 of credit lines available on a no-fee basis. No amounts were outstanding as of December 31, 2001 and 2000.

Maturities of debt obligations for the years 2002 - 2006 are as follows: $99,235 in 2002, $57,989 in 2003, $94,709 in 2004, $48,352 in 2005 and $98,178 in 2006.

The estimated fair value of borrowed debt is as follows:

                                     December 31,
                              -----------------------
                                2001         2000
                              ----------   ----------

Unsecured notes               $  539,403   $  559,711
Senior secured notes             397,127      291,328
Equipment obligations            242,359      279,230
Other long-term borrowings        25,937       29,593
                              ----------   ----------
                              $1,204,826   $1,159,862
                              ==========   ==========

The current fair value of the Company's borrowed debt is estimated by discounting the future interest and principal cash flows at the Company's estimated incremental borrowing rate at the respective year-end for debt with similar maturities.

8.   Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with MIC, federal income taxes, before consideration of investment tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, MIC on this basis. If deductions and credits available to Holdings' entire consolidated group exceed those which can be used on its tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

Undistributed earnings of the Company's non-U.S. subsidiaries reflect full provision for non-U.S. income taxes. However, since the earnings are indefinitely reinvested in non-U.S. operations, no provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of any such liability.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the provision for income taxes:

                                         2001       2000       1999
                                       --------   --------   --------
State
  Current                              $  2,970   $  4,049   $  4,015
  Deferred                                1,778       (221)       910
Federal
  Current                                17,937     37,596     33,658
  Deferred and investment tax credit     32,557     17,042     26,320
Foreign
  Current                                28,248     24,786     17,657
  Deferred and investment tax credit    (20,552)    (5,230)    (4,293)
                                       --------   --------   --------
     Total                             $ 62,938   $ 78,022   $ 78,267
                                       ========   ========   ========

In 2001, 2000, and 1999, the Company paid foreign withholding taxes of $2,557, $1,210 and $2,112, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

                                         2001       2000       1999
                                       --------   --------   --------

  Domestic                             $139,253   $173,337   $181,370
  Foreign                                34,563     45,999     29,465
                                       --------   --------   --------
     Total                             $173,816   $219,336   $210,835
                                       ========   ========   ========

Income tax effects of significant items which resulted in effective tax rates of 36.2% in 2001, 35.6% in 2000, and 37.1% in 1999 follow:

                                                      2001       2000       1999
                                                    --------   --------   --------
Federal income taxes at 35% statutory rate          $ 60,836   $ 76,768   $ 73,792
Increase (decrease) resulting from:
  Amortization of investment tax credits              (1,989)    (1,876)    (2,013)
  State income taxes, net of federal income tax
     benefit                                           3,709      2,411      3,520
  Excess tax provided on foreign income                6,133      1,198      2,388
  Amortization of goodwill                             2,146      2,133      2,133
  Effect of Canadian tax rate decrease on foreign
     deferred taxes                                   (9,207)        --         --
  Other, net                                           1,310     (2,612)    (1,553)
                                                    --------   --------   --------
     Total income taxes                             $ 62,938   $ 78,022   $ 78,267
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

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of net deferred tax balances are as follows:

                                                             2001       2000
                                                          ---------   ---------

Excess of tax over book depreciation                      $(490,679)  $(479,544)
Other                                                       (31,551)    (31,096)
                                                          ---------   ---------
        Gross liabilities                                  (522,230)   (510,640)

Expenses per books not yet deductible for tax                33,664      34,555
Other                                                        21,200      20,935
                                                          ---------   ---------
        Gross assets                                         54,864      55,490

Deferred investment tax credits                              (9,385)    (11,562)
                                                          ---------   ---------
Net deferred income tax liability                         $(476,751)  $(466,712)
                                                          =========   =========

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next seven years) in the gross amount of $2,200 at December 31, 2001 and $2,600 at December 31, 2000.

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

The Company has certain environmental matters currently pending, none of which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Pension Benefits

Substantially all of the Company's employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 2001, 2000 and 1999 was $12,000, $11,046 and $12,142,
respectively.

As of December 31, 2001, the Company's defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan income was $335, $590 and $441 for 2001, 2000 and 1999, respectively. Prepaid pension costs recognized in the consolidated balance sheet were $28 at December 31, 2001. Accrued defined benefit pension liability recognized in the consolidated balance sheet was $307 at December 31, 2000.

11.  Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 2001 and 2000, the liability for postretirement health care and life insurance benefits was $4,444 for both years, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $688, $685 and $511 in 2001, 2000 and 1999, respectively.

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

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information

Condensed consolidated statements of income for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                        Year Ended December 31, 2001
                                        ----------------------------

                                 Union Tank Car   Procor       Other
                                     Company      Limited   Subsidiaries   Eliminations   Consolidated
                                 --------------   -------   ------------   ------------   ------------
Revenues
   Services (leasing and other)     $469,121     $ 69,123     $213,717       $(44,557)     $  707,404
   Net sales                          39,442       23,472      583,312        (19,740)        626,486
                                    --------     --------     --------       --------      ----------
                                     508,563       92,595      797,029        (64,297)      1,333,890
Other income                            (715)      10,457       12,030         11,010          32,782
                                    --------     --------     --------       --------      ----------
                                     507,848      103,052      809,059        (53,287)      1,366,672
Costs and expenses
   Cost of services                  290,324       40,442      139,955        (44,557)        426,164
   Cost of sales                      38,766       26,962      486,905        (19,740)        532,893
   General and administrative         40,085        3,927      104,154             --         148,166
   Interest                           54,247        5,888       14,488         11,010          85,633
                                    --------     --------     --------       --------      ----------
                                     423,422       77,219      745,502        (53,287)      1,192,856
                                    --------     --------     --------       --------      ----------
Income before income taxes            84,426       25,833       63,557             --         173,816
Provision for income taxes            37,684          748       24,506             --          62,938
                                    --------     --------     --------       --------      ----------
Net income                          $ 46,742     $ 25,085     $ 39,051       $     --      $  110,878
                                    ========     ========     ========       ========      ==========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                        Year Ended December 31, 2000
                                        ----------------------------

                                 Union Tank Car    Procor       Other
                                     Company      Limited    Subsidiaries   Eliminations   Consolidated
                                 --------------   --------   ------------   ------------   ------------
Revenues
   Services (leasing and other)    $ 469,117      $ 76,329     $148,780       $(21,024)     $  673,202
   Net sales                         121,832        27,830      649,127        (25,127)        773,662
                                   ---------      --------     --------       --------      ----------
                                     590,949       104,159      797,907        (46,151)      1,446,864
Other income                            (776)        9,484       12,509         15,576          36,793
                                   ---------      --------     --------       --------      ----------
                                     590,173       113,643      810,416        (30,575)      1,483,657
Costs and expenses
   Cost of services                  267,083        41,053      112,842        (21,024)        399,954
   Cost of sales                     112,416        27,284      532,230        (25,127)        646,803
   General and administrative         34,378         3,983      102,562             --         140,923
   Interest                           50,237         5,403        5,425         15,576          76,641
                                   ---------      --------     --------       --------      ----------
                                     464,144        77,723      753,059        (30,575)      1,264,321
                                   ---------      --------     --------       --------      ----------
Income before income taxes           126,059        35,920       57,357             --         219,336
Provision for income taxes            38,826        13,759       25,437             --          78,022
                                   ---------      --------     --------       --------      ----------
Net income                         $  87,233      $ 22,161     $ 31,920       $     --      $  141,314
                                   =========      ========     ========       ========      ==========

                                        Year Ended December 31, 1999
                                        ----------------------------

                                 Union Tank Car    Procor       Other
                                     Company      Limited    Subsidiaries   Eliminations   Consolidated
                                 --------------   --------   ------------   ------------   ------------
Revenues
   Services (leasing and other)     $464,144      $ 75,396     $ 97,883       $ (5,817)     $  631,606
   Net sales                         199,483        37,495      591,491        (38,477)        789,992
                                    --------      --------     --------       --------      ----------
                                     663,627       112,891      689,374        (44,294)      1,421,598
Other income                           1,601         7,749       10,617          7,452          27,419
                                    --------      --------     --------       --------      ----------
                                     665,228       120,640      699,991        (36,842)      1,449,017
Costs and expenses
   Cost of services                  253,594        43,399       79,505         (5,817)        370,681
   Cost of sales                     187,975        34,672      479,776        (38,477)        663,946
   General and administrative         35,621         3,742       90,894             --         130,257
   Interest                           55,949         9,642          255          7,452          73,298
                                    --------      --------     --------       --------      ----------
                                     533,139        91,455      650,430        (36,842)      1,238,182
                                    --------      --------     --------       --------      ----------
Income before income taxes           132,089        29,185       49,561             --         210,835
Provision for income taxes            48,902        10,815       18,550             --          78,267
                                    --------      --------     --------       --------      ----------
Net income                          $ 83,187      $ 18,370     $ 31,011       $     --      $  132,568
                                    ========      ========     ========       ========      ==========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

Condensed consolidated balance sheets as of December 31, 2001 and 2000 are as follows:

                                             December 31, 2001
                                             -----------------

                                             Union Tank Car    Procor       Other
                                                 Company      Limited    Subsidiaries   Eliminations   Consolidated
                                             --------------   --------   ------------   ------------   ------------
Assets
------

Cash and cash equivalents                      $       60     $  8,590    $    3,397    $        --     $   12,047
Short-term investments                                 --      110,107            --             --        110,107
Accounts receivable                                26,721       15,805        93,174           (555)       135,145
Accounts and notes receivable, affiliates              --            1        57,064             --         57,065
Inventories, net                                   21,993        4,914       115,905             --        142,812
Prepaid expenses and deferred charges               5,563          881         6,880            960         14,284
Advances to parent                                150,331      (50,474)      243,087         (2,579)       340,365
Railcar lease fleet, net                        1,315,178      123,159       168,027             --      1,606,364
Intermodal tank container lease fleet, net             --           --       296,739             --        296,739
Fixed assets, net                                  96,345       14,600        87,797             --        198,742
Investment in direct financing lease                   --       26,611            --             --         26,611
Investment in subsidiaries                        853,848           --       148,389     (1,002,237)            --
Other assets                                          507          640        56,282           (640)        56,789
                                               ----------     --------    ----------    -----------     ----------
      Total assets                             $2,470,546     $254,834    $1,276,741    $(1,005,051)    $2,997,070
                                               ==========     ========    ==========    ===========     ==========

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                               $   27,168     $  2,413    $   33,353    $      (229)    $   62,705
Accrued liabilities                               206,231       12,173        55,985          2,864        277,253
Borrowed debt                                     922,533       48,646       173,884             --      1,145,063
                                               ----------     --------    ----------    -----------     ----------
                                                1,155,932       63,232       263,222          2,635      1,485,021

Deferred income taxes and investment tax
  credits                                         358,142       45,381        73,228             --        476,751
Minority interest                                      --           --         4,956         77,427         82,383

Stockholder's equity
  Common stock and additional capital             331,752       13,012       481,641       (586,257)       240,148
  Retained earnings                               573,998      147,702       489,952       (498,885)       712,767
  Equity adjustment from foreign currency
    translation                                    50,722      (14,493)      (36,258)            29             --
                                               ----------     --------    ----------    -----------     ----------
    Total stockholder's equity                    956,472      146,221       935,335     (1,085,113)       952,915
                                               ----------     --------    ----------    -----------     ----------
      Total liabilities and stockholder's
       equity                                  $2,470,546     $254,834    $1,276,741    $(1,005,051)    $2,997,070
                                               ==========     ========    ==========    ===========     ==========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                                    December 31, 2000
                                                    -----------------

                                             Union Tank Car    Procor       Other
                                                 Company      Limited    Subsidiaries   Eliminations   Consolidated
                                             --------------   --------   ------------   ------------   ------------
Assets
------

Cash and cash equivalents                      $    4,494     $ 23,111    $    6,962    $        --     $   34,567
Short-term investments                                 --       59,233            --             --         59,233
Accounts receivable                                29,133       12,696       113,185         (4,743)       150,271
Accounts and notes receivable, affiliates              --           83        57,211             --         57,294
Inventories, net                                   28,191        8,122       137,758             --        174,071
Prepaid expenses and deferred charges               6,210          763         5,167           (368)        11,772
Advances to parent                                142,673      (12,869)      132,042         (1,329)       260,517
Railcar lease fleet, net                        1,220,966      156,513       184,165             --      1,561,644
Intermodal tank container lease fleet, net             --           --       292,375             --        292,375
Fixed assets, net                                 100,631       18,335        92,118             --        211,084
Investment in direct financing lease                   --       30,641            --             --         30,641
Investment in subsidiaries                        823,329           --       147,171       (970,500)            --
Other assets                                          596          503        72,130           (503)        72,726
                                               ----------     --------    ----------    -----------     ----------
      Total assets                             $2,356,223     $297,131    $1,240,284    $  (977,443)    $2,916,195
                                               ==========     ========    ==========    ===========     ==========

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                               $   27,412     $  2,702    $   45,639    $    (4,324)    $   71,429
Accrued liabilities                               191,528       11,670        50,856          2,705        256,759
Borrowed debt                                     875,767       63,800       184,624             --      1,124,191
                                               ----------     --------    ----------    -----------     ----------
                                                1,094,707       78,172       281,119         (1,619)     1,452,379

Deferred income taxes and investment tax
  credits                                         342,719       68,590        55,403             --        466,712
Minority interest                                      --           --         2,050         76,017         78,067

Stockholder's equity
  Common stock and additional capital             323,104       13,012       508,356       (604,324)       240,148
  Retained earnings                               560,034      142,352       424,041       (447,538)       678,889
  Equity adjustment from foreign currency
    translation                                    35,659       (4,995)      (30,685)            21             --
                                               ----------     --------    ----------    -----------     ----------
    Total stockholder's equity                    918,797      150,369       901,712     (1,051,841)       919,037
                                               ----------     --------    ----------    -----------     ----------
      Total liabilities and stockholder's
       equity                                  $2,356,223     $297,131    $1,240,284    $  (977,443)    $2,916,195
                                               ==========     ========    ==========    ===========     ==========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

Condensed consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                    Year Ended December 31, 2001
                                                    ----------------------------

                                                    Union Tank Car    Procor       Other
                                                        Company      Limited    Subsidiaries   Eliminations   Consolidated
                                                    --------------   --------   ------------   ------------   ------------
Net cash provided by operating activities:             $ 168,282     $ 28,516     $ 150,821       $     --      $ 347,619

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                        (176,798)      (2,079)      (38,205)            --       (217,082)
  Increase in short-term investments                          --      (54,014)           --             --        (54,014)
  Decrease (increase) in advance to parent                28,802       37,605       (90,060)       (42,086)       (65,739)
  Increase in other assets                                   (20)          --          (850)            --           (870)
  Proceeds from disposals of railcars and other
    fixed assets                                           5,534        9,944         7,815             --         23,293
                                                       ---------     --------     ---------       --------      ---------
Net cash used in investing activities                   (142,482)      (8,544)     (121,300)       (42,086)      (314,412)


Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                110,000           --         4,247             --        114,247
  Principal payments of borrowed debt                    (63,234)     (13,407)      (14,917)            --        (91,558)
  Cash dividends                                         (77,000)     (19,735)      (22,351)        42,086        (77,000)
                                                       ---------     --------     ---------       --------      ---------
Net cash (used in) provided by financing
  activities                                             (30,234)     (33,142)      (33,021)        42,086        (54,311)
Effect of exchange rates on cash and cash
  equivalents                                                 --       (1,351)          (65)            --         (1,416)
                                                       ---------     --------     ---------       --------      ---------
Net decrease in cash and cash equivalents                 (4,434)     (14,521)       (3,565)            --        (22,520)
Cash and cash equivalents at beginning of year             4,494       23,111         6,962             --         34,567
                                                       ---------     --------     ---------       --------      ---------
Cash and cash equivalents at end of year               $      60     $  8,590     $   3,397       $     --      $  12,047
                                                       =========     ========     =========       ========      =========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                                    Year Ended December 31, 2000
                                                    ----------------------------

                                                    Union Tank Car    Procor       Other
                                                        Company      Limited    Subsidiaries   Eliminations   Consolidated
                                                    --------------   --------   ------------   ------------   ------------

Net cash provided by operating activities:            $ 190,042      $ 43,112    $  54,023       $     --      $ 287,177

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                       (172,116)       (6,661)     (34,484)            --       (213,261)
  Increase in short-term investments                         --       (23,947)          --             --        (23,947)
  (Increase) decrease in advance to parent              (38,255)       19,929       87,021        (17,181)        51,514
  Increase in other assets                                 (330)           --         (566)            --           (896)
  Proceeds from disposals of railcars and other
    fixed assets                                          7,618         2,604        1,885             --         12,107
  Purchases of businesses, net of cash acquired              --            --     (284,985)            --       (284,985)
                                                      ---------      --------    ---------       --------      ---------
Net cash used in investing activities                  (203,083)       (8,075)    (231,129)       (17,181)      (459,468)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                    --            --      184,157             --        184,157
  Proceeds from sale-leaseback transactions             150,026            --           --             --        150,026
  Principal payments of borrowed debt                   (34,541)       (7,531)      (2,707)            --        (44,779)
  Cash dividends                                        (98,000)      (17,181)          --         17,181        (98,000)
                                                      ---------      --------    ---------       --------      ---------
Net cash provided by (used in) financing
  activities                                             17,485       (24,712)     181,450         17,181        191,404
Effect of exchange rates on cash and cash
  equivalents                                                --          (479)         (14)            --           (493)
                                                      ---------      --------    ---------       --------      ---------
Net increase in cash and cash equivalents                 4,444         9,846        4,330             --         18,620
Cash and cash equivalents at beginning of year               50        13,265        2,632             --         15,947
                                                      ---------      --------    ---------       --------      ---------
Cash and cash equivalents at end of year              $   4,494      $ 23,111    $   6,962       $     --      $  34,567
                                                      =========      ========    =========       ========      =========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Consolidating Financial Information (Continued)

                                                    Year Ended December 31, 1999
                                                    ----------------------------

                                                    Union Tank Car    Procor       Other
                                                        Company      Limited    Subsidiaries   Eliminations   Consolidated
                                                    --------------   --------   ------------   ------------   ------------
Net cash provided by operating activities:            $ 205,779      $ 35,548     $ 79,857      $   --         $ 321,184

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                       (199,865)       (2,273)     (17,253)         --          (219,391)
  Decrease in short-term investments                         --         5,951           --          --             5,951
  Increase in advance to parent                         (82,106)      (20,227)     (57,495)         --          (159,828)
  Decrease in other assets                                   --            --          521          --               521
  Proceeds from disposals of railcars and other
    fixed assets                                          6,912         4,212        1,369          --            12,493
  Purchases of businesses, net of cash acquired              --            --      (11,764)         --           (11,764)
                                                      ---------      --------     --------      --------       ---------
Net cash used in investing activities                  (275,059)      (12,337)     (84,622)         --          (372,018)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt               175,000            --        1,900          --           176,900
  Proceeds from sale-leaseback transactions              13,200            --           --          --            13,200
  Principal payments of borrowed debt                   (38,107)      (24,332)        (509)         --           (62,948)
  Cash dividends                                        (82,000)           --           --          --           (82,000)
                                                      ---------      --------     --------      --------       ---------
Net cash provided by (used in) financing
  activities                                             68,093       (24,332)       1,391          --            45,152
Effect of exchange rates on cash and cash
  equivalents                                                --           790           40          --               830
                                                      ---------      --------     --------      --------       ---------
Net decrease in cash and cash equivalents                (1,187)         (331)      (3,334)         --            (4,852)
Cash and cash equivalents at beginning of year            1,237        13,596        5,966          --            20,799
                                                      ---------      --------     --------      --------       ---------
Cash and cash equivalents at end of year              $      50      $ 13,265     $  2,632      $   --         $  15,947
                                                      =========      ========     ========      ========       =========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements, other than those disclosed elsewhere.

                Interest          Management          Insurance
                 Income             Expense             Billed
                --------          ----------          ---------

2001             $13,265            $3,361             $3,507
2000              17,794             3,107              3,088
1999               9,682             5,063              3,396

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to MIC or MIC's subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $327,909 and $219,169 at December 31, 2001 and 2000,
respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of MIC resulted in receivables of $12,456 and $41,348 at December 31, 2001 and 2000, respectively, that are included in advances to parent company.

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

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2000, Worldwide Containers, Inc. ("WCI"), a majority-owned subsidiary of the Company, received a capital contribution from an affiliate consisting of a $43,400 demand note of another affiliate of the Company and 20% of the capital stock of Webb Wheel Products, Inc., another affiliate of the Company, in exchange for approximately 15.1% of the capital stock of WCI. WCI also received a capital contribution from another affiliate consisting of a 20% limited partnership interest in Rail Car Associates Limited Partnership in exchange for approximately 4.2% of the capital stock of WCI. These non-cash transactions have been excluded from the consolidated statement of cash flows.

The interest of minority shareholders in WCI at December 31, 2001 and 2000 was $82,383 and $78,067, respectively. The minority interest in income for the years ended December 31, 2001 and 2000 was $4,316 and $1,539, respectively.

Prior to its acquisition of the 20% minority interest in September 2000, the Company owned an 80% interest in Rail Car Associates Limited Partnership. The minority interest in income was $582 and $894 for the years ended December 31, 2000 and 1999, respectively.

All minority interest in income was included as a charge against other income.

15.  Derivative Financial Instruments

The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U. S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $22.0 million and $12.0 million at December 31, 2001 and 2000, respectively. The fair value of such contracts is not material.

The Company adopted the provision of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. The impact of adoption was not significant.

16.  Quarterly Data (Unaudited)

                                                 Three Months Ended
                                      -----------------------------------------
                                      March 31    June 30   Sept. 30    Dec. 31
                                      --------   --------   --------   --------

2001
----
 Net sales and services revenues      $342,157   $352,609   $315,152   $323,972
 Cost of sales and services            245,001    255,355    220,784    237,917
                                      --------   --------   --------   --------
 Gross profit                           97,156     97,254     94,368     86,055

 Net income                           $ 28,191   $ 30,529   $ 34,201   $ 17,957
                                      ========   ========   ========   ========

2000
----
 Net sales and services revenues      $352,962   $371,511   $356,089   $366,302
 Cost of sales and services            254,540    269,164    257,092    265,961
                                      --------   --------   --------   --------
 Gross profit                           98,422    102,347     98,977    100,341

 Net income                           $ 33,893   $ 36,959   $ 37,371   $ 33,091
                                      ========   ========   ========   ========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs and expenses in the fourth quarter of 2001 included a $4,700 provision for costs associated with the suspension of new railway tank car manufacturing at the Oakville, Ontario plant in the second quarter in 2002, a $2,400 reduction in carrying value of certain inventory in the other railway equipment business, and a $1,300 write-off of goodwill in certain fastener businesses.

17.  Supplementary Disclosures of Cash Flow Information

                                                            For the Year Ended December 31,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
Changes in operating assets and liabilities:
  Accounts receivable                                      $  4,824    $ (7,792)   $  8,148
  Inventories                                                22,744      (6,278)     14,686
  Prepaid expenses and deferred charges                      (3,063)         15       2,476
  Accounts payable, accrued rent and accrued liabilities     25,220     (11,656)     (5,465)
                                                           --------    --------    --------
                                                           $ 49,725    $(25,711)   $ 19,845
                                                           ========    ========    ========

Cash paid during the year for:
  Interest (net of amount capitalized)                     $ 87,350    $ 75,782    $ 73,739
  Income taxes                                               47,392      70,715      66,450

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in short-term investments and advances to parent.

18.  Industry Segment Information

The Company's industry and geographic data are found under the "Segment Information" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  First Elected
        Name           Age      Current Positions or Offices       to Position
--------------------   ---   ----------------------------------   -------------

Kenneth P. Fischl       52   Director                                 1994
                             President of the Company                 2002

Mark J. Garrette        48   Vice President of the Company and        1994
                              Senior Vice President and
                              Controller - Tank Car Division

Robert C. Gluth         77   Director, Executive Vice President       1981
                              and served as Treasurer between
                              February, 1986 and January, 1987
                              and since October, 1989

Frank D. Lester         61   Vice President of the Company and        1999
                              President - Tank Car Division

John D. Nichols         71   Director                                 2002

Robert W. Webb          63   General Counsel and Secretary            1986
                              of the Company

Kenneth P. Fischl

Mr. Fischl was elected President of the Company in January 2002. He was elected as a Director in March 1994, and served as President of the Tank Car Division from February 1993 to August 1999. He was appointed Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager of Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981. Mr. Fischl was elected a Vice President of The Marmon Group, Inc. ("Marmon") in May 1998.

Mark J. Garrette

Mr. Garrette was appointed Senior Vice President and Controller of the Tank Car Division and elected Vice President of the Company in August 1994. He joined the Tank Car Division as Vice President and Assistant Controller in May 1994.

Robert C. Gluth

Mr. Gluth is Executive Vice President and a Director of Marmon Industrial LLC ("MIC"), Vice President, Treasurer and a Director of Holdings, Executive Vice President and Director of Marmon LLC ("TMC"), and Executive Vice President and a Director of Marmon. Mr. Gluth is also Treasurer of each of TMC, MIC and Marmon.

Frank D. Lester

In August 1999, Mr. Lester was named President of the Tank Car Division and elected a Vice President of the Company. Mr. Lester joined the Tank Car Division in 1979 as a district sales manager. In 1981, he was promoted to Vice President
- Sales, and in 1988, he was named Vice President - Quality. In 1994, Mr. Lester was elected to President of Procor Limited.

John D. Nichols

Mr. Nichols was elected as a Director of the Company in January 2002. He is President and Chief Executive Officer of each of MIC, Holdings, TMC and Marmon. Prior to joining Marmon in January 2002, Mr. Nichols was Chief Executive Officer and chairman of the board of Illinois Tool Works Inc. (ITW) before his retirement in 1996. Mr. Nichols joined ITW in 1980 as executive vice president.

Robert W. Webb

Mr. Webb is a Senior Vice President, Secretary and General Counsel of each of MIC, Holdings, TMC and Marmon.

There are no family relationships among the directors and executive officers of the Company.

Directors and executive officers are elected for a term of one year, or until a successor is appointed.

Other Directorships

Mr. John D. Nichols is a Director of Household International, Inc., Philip Morris Companies Inc. and Rockwell International Corporation. Otherwise, none of the members of the Company's Board of Directors are members of the board of directors of companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of
Section 15(d) of that Act or of a company registered as an investment company under the Investment Company Act of 1940.

ITEM 11. EXECUTIVE COMPENSATION

Frank D. Lester, Vice President, and Mark J. Garrette, Vice President, were the only executive officers of the Company who in the year ended December 31, 2001, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 2001 compensation from Marmon and are primarily involved in the management of MIC, TMC and Marmon. The Company, together with the other subsidiaries of MIC, has been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Lester and Mr. Garrette:

                           Summary Compensation Table

                                         Annual Compensation
                                      -------------------------      All Other
 Name and Principal Position          Year    Salary     Bonus    Compensation *
----------------------------------    ----   --------   -------   --------------

Frank D. Lester,
  Vice President of the Company       2001   $270,450   $80,000       $41,085
  and President of the Tank Car       2000    263,200    50,000        29,800
  Division                            1999    220,200    33,600        15,000

Mark J. Garrette,
  Vice President of the Company       2001    197,529    42,000        22,755
  and Senior Vice President of the    2000    189,700    40,000        21,800
  Tank Car Division                   1999    180,300    38,000        21,000

* Primarily represents the aggregate amounts of Company contributions to defined contribution plans on behalf of each of the named individuals.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MIC, a Delaware single member limited liability company having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100% of the Company's issued and outstanding common stock. MIC is a subsidiary of Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 which contains a description of certain related party transactions is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                       Page
                                                                                                       ----
a)   1. Financial Statements -

           Consolidated statement of income for each of the three years
             in the period ended December 31, 2001...................................................   19
           Consolidated balance sheet  - December 31, 2001 and 2000.................................    20
           Consolidated statement of stockholder's equity for each of
             the three years in the period ended December 31, 2001...................................   21
           Consolidated statement of cash flows for each of the three
             years in the period ended December 31, 2001.............................................   22
           Notes to consolidated financial statements................................................   23

     2. Schedules

           Financial statement schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

     3. Index to Exhibits............................................................................   50

b)   Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended December 31, 2001.

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

Dated: March 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                          Title                   Date
------------------------------   ------------------------------   --------------


/s/    Kenneth P. Fischl         President and Director           March 13, 2002
------------------------------    (principal executive officer)
       Kenneth P. Fischl


/s/    Robert C. Gluth           Executive Vice President,        March 13, 2002
------------------------------    Director and Treasurer
       Robert C. Gluth            (principal financial officer
                                  and principal accounting
                                  officer)


/s/    John D. Nichols           Director                         March 13, 2002
------------------------------
       John D. Nichols

                     UNION TANK CAR COMPANY AND SUBSIDIARIES

                                INDEX TO EXHIBITS

2 (a)        Asset Purchase Agreement between Transamerica Leasing Inc., Trans Ocean Tank
              Services Corporation and EXSIF Worldwide, Inc. (as assignee of Worldwide
              Containers, Inc.) dated as of July 11, 2000 (submitted with the electronic filing to the Annual Report on Form 10-K for the fiscal year ended December 31,
              2000, and is incorporated herein by reference)

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

4 (a)        Trust Indenture and Security Agreement (UTC Trust No. 2000-A) (L-16) dated June
              29, 2000 between Norwest Bank Minnesota, National Association, as Owner Trustee,
              and LaSalle Bank National Association, as Indenture Trustee (submitted with the electronic filing to the Annual Report on Form 10-K for the fiscal year ended
              December 31, 2000, and is incorporated herein by reference)

4 (b)        Indenture and Security Agreement dated September 28, 2000 among Bank One, N.A.,
              EXSIF Worldwide, Inc. and the Company (submitted with the electronic filing to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference)

12           Statements re computation of ratios
              The computation of the Ratio of Earnings to Fixed Charges
              (summarized in Note 12 to the consolidated financial statements)

21           Subsidiaries of the registrant

23           Consent of Ernst & Young LLP, Independent Auditors

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.