Form 10-Q
period 2002-03-31
UNION TANK CAR CO
filed 2002-05-09
CIK 100923

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]              OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [_]              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ____________

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

                                 Yes [X] No [_]

There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

Included in this filing are 16 pages, sequentially numbered in the bottom center of each page.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                Page
                                                                                ----
Part I.  Financial Information

         Item 1.   Financial Statements

                   Condensed consolidated statement of income -
                      three months ended March 31, 2002 and 2001                   3

                   Condensed consolidated balance sheet -
                      March 31, 2002 and December 31, 2001                         4

                   Condensed consolidated statement of cash flows -
                      three months ended March 31, 2002 and 2001                   5

                   Notes to condensed consolidated financial statements            6

         Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations            12

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk     15

Part II. Other Information

         Item 1.   Legal Proceedings                                              15

Signatures                                                                        16

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                 ------------------------------
                                                     2002              2001
                                                 --------------    ------------
Revenues
   Services (leasing and other)                  $      172,055    $    175,560
   Net sales                                            140,371         166,597
                                                 --------------    ------------
                                                        312,426         342,157

Other income                                              4,536           8,788
                                                 --------------    ------------
                                                        316,962         350,945

Costs and expenses
   Cost of services                                     105,290         105,426
   Cost of sales                                        113,213         139,575
   General and administrative                            36,513          36,684
   Interest                                              20,462          20,746
                                                 --------------    ------------

                                                        275,478         302,431
                                                 --------------    ------------
Income before income taxes                               41,484          48,514

Provision for income taxes
   Current                                                8,275          10,284
   Deferred                                               8,345          10,039
                                                 --------------    ------------

                                                         16,620          20,323
                                                 --------------    ------------

Net income                                       $       24,864    $     28,191
                                                 ==============    ============

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                  March 31,       December 31,
                                                                    2002              2001
                                                                 -----------      ------------
                                                                 (Unaudited)
Assets
------
Cash and cash equivalents                                         $   71,711      $   12,047
Short-term investments                                                     -         110,107
Accounts receivable, primarily due within one year                   135,159         135,145
Accounts and notes receivable, affiliates                             44,379          57,065
Inventories, net of LIFO reserves of $29,073
    ($28,868 at December 31, 2001)                                   144,133         142,812
Prepaid expenses and deferred charges                                 17,271          14,284
Advances to parent company, principally at LIBOR plus 1%             352,110         340,365
Railcar lease fleet, net                                           1,596,088       1,606,364
Intermodal tank container lease fleet, net                           296,498         296,739
Fixed assets, net                                                    194,889         198,742
Investment in aircraft direct financing lease                         25,949          26,611
Other assets                                                          55,771          56,789
                                                                  ----------      ----------

      Total assets                                                $2,933,958      $2,997,070
                                                                  ==========      ==========

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                                  $   50,062      $   62,705
Accrued liabilities                                                  246,802         277,253
Borrowed debt, including $71,519 due within one year
    ($99,235 at December 31, 2001)                                 1,107,999       1,145,063
                                                                  ----------      ----------
                                                                   1,404,863       1,485,021

Deferred income taxes and investment tax credits                     485,027         476,751
Minority interest liability                                           83,289          82,383

Stockholder's equity
  Common stock and additional capital                                240,148         240,148
  Retained earnings                                                  720,631         712,767
                                                                  ----------      -----------
    Total stockholder's equity                                       960,779         952,915
                                                                  ----------      -----------

      Total liabilities and stockholder's equity                  $2,933,958      $2,997,070
                                                                  ==========      ==========

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                      ----------------------
                                                                        2002          2001
                                                                      --------      --------
Cash flows from operating activities:
  Net income                                                          $ 24,864      $ 28,191
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                    38,084        41,282
       Deferred taxes                                                    8,345        10,039
       Gain on disposition of railcars and other fixed assets           (1,222)         (622)
       Other non-cash income and expenses                                1,563         2,523
       Changes in assets and liabilities:
         Accounts receivable                                            13,896        (3,577)
         Inventories                                                    (1,004)       11,449
         Prepaid expenses and deferred charges                          (2,736)       (2,824)
         Accounts payable and accrued expenses                         (44,007)      (30,737)
                                                                      --------      --------
Net cash provided by operating activities                               37,783        55,724

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets         (25,752)      (49,499)
  Decrease in short-term investments                                   110,107        51,316
  (Increase) decrease in advance to parent                             (12,465)        9,204
  Decrease (increase) in other assets                                      178          (548)
  Proceeds from disposals of railcars and other fixed assets             4,028         2,844
                                                                      --------      --------
Net cash provided by investing activities                               76,096        13,317

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                  431         1,356
  Principal payments of borrowed debt                                  (37,456)      (11,539)
  Cash dividends                                                       (17,000)      (19,000)
                                                                      --------      --------
Net cash used in financing activities                                  (54,025)      (29,183)

Effect of exchange rates on cash and cash equivalents                     (190)       (4,003)
                                                                      --------      --------
Net increase in cash and cash equivalents                               59,664        35,855

Cash and cash equivalents at beginning of year                          12,047        34,567
                                                                      --------      --------
Cash and cash equivalents at end of period                            $ 71,711      $ 70,422
                                                                      ========      ========
Cash paid during the period for:
  Interest (net of amount capitalized)                                $ 19,593      $ 20,472
  Income taxes                                                           8,581        13,092

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2001 Annual Report on Form 10-K.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

        The 2002 interim results presented herein are not necessarily indicative of the results of operations for the full year 2002.

3. As more fully described in the Company's 2001 Annual Report on Form 10-K, under an arrangement with Marmon Industrial, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are assumed by the Company's parent. For the three months ended March 31, 2002 and 2001, Marmon Industrial absorbed gains of $672 and $1,440, respectively.

6. The Company's short-term investments consist of commercial paper with original maturities between four and six months. No such investments were held at March 31, 2002.

7. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $21,980 at December 31, 2001. There were no foreign currency forward contracts outstanding at March 31, 2002.

8.      Consolidating Financial Information

Condensed consolidated statements of income for three months ended March 31, 2002 and 2001 are as follows:

                                              Three Months Ended March 31, 2002
                                              ---------------------------------
                                      Union Tank Car         Procor             Other
                                          Company           Holdings        Subsidiaries      Eliminations       Consolidated
                                      --------------       ----------       ------------      ------------       ------------
Revenues
   Services                                $ 113,905         $ 15,607           $ 53,549         $ (11,006)         $ 172,055
   Net sales                                   6,735            1,899            134,443            (2,706)           140,371
                                      --------------       ----------       ------------      ------------       ------------
                                             120,640           17,506            187,992           (13,712)           312,426

Other income                                    (669)           1,742              1,314             2,149              4,536
                                      --------------       ----------       ------------      ------------       ------------
                                             119,971           19,248            189,306           (11,563)           316,962

Costs and expenses
   Cost of services                           72,097            8,545             35,654           (11,006)           105,290
   Cost of sales                               6,606            2,436            106,877            (2,706)           113,213
   General and administrative                 10,102              624             25,787                 -             36,513
   Interest                                   13,831              791              3,691             2,149             20,462
                                      --------------       ----------       ------------      ------------       ------------
                                             102,636           12,396            172,009           (11,563)           275,478
                                      --------------       ----------       ------------      ------------       ------------
Income before income taxes                    17,335            6,852             17,297                 -             41,484
Provision for income taxes                     7,926            2,301              6,393                 -             16,620
                                      --------------       ----------       ------------      ------------       ------------
Net income                                 $   9,409         $  4,551           $ 10,904         $       -          $  24,864
                                      ==============       ==========       ============      ============       ============


                                              Three Months Ended March 31, 2001
                                              ---------------------------------
                                      Union Tank Car         Procor             Other
                                          Company           Holdings        Subsidiaries      Eliminations       Consolidated
                                      --------------       ----------       ------------      ------------       ------------
Revenues
   Services                                $ 117,517         $ 17,485           $ 54,021         $ (13,463)         $ 175,560
   Net sales                                   8,551            6,727            154,345            (3,026)           166,597
                                      --------------       ----------       ------------      ------------       ------------
                                             126,068           24,212            208,366           (16,489)           342,157
Other income                                  (1,402)           3,410              3,477             3,303              8,788
                                      --------------       ----------       ------------      ------------       ------------
                                             124,666           27,622            211,843           (13,186)           350,945

Costs and expenses
   Cost of services                           74,247            9,553             35,089           (13,463)           105,426
   Cost of sales                               8,014            5,902            128,685            (3,026)           139,575
   General and administrative                  9,807              837             26,040                 -             36,684
   Interest                                   12,791            1,197              3,455             3,303             20,746
                                      --------------       ----------       ------------      ------------       ------------
                                             104,859           17,489            193,269           (13,186)           302,431
                                      --------------       ----------       ------------      ------------       ------------
Income before income taxes                    19,807           10,133             18,574                 -             48,514
Provision for income taxes                     8,388            4,721              7,214                 -             20,323
                                      --------------       ----------       ------------      ------------       ------------
Net income                                 $  11,419         $  5,412           $ 11,360         $       -          $  28,191
                                      ==============       ==========       ============      ============       ============

 Condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 are as follows:

                                                     March 31, 2002
                                                     --------------

                                               Union Tank Car     Procor        Other
                                                  Company        Holdings    Subsidiaries    Eliminations      Consolidated
                                               --------------   ----------  --------------  --------------    --------------
Assets
------

Cash and cash equivalents                      $        2,515   $   68,300   $        896    $          -      $      71,711
Short-term investments                                      -            -              -               -                  -
Accounts receivable                                    20,513       11,176        104,412            (942)           135,159
Accounts and notes receivable, affiliates                   -           25         44,354               -             44,379
Inventories, net                                       31,198        4,631        108,304               -            144,133
Prepaid expenses and deferred charges                   6,732        1,032          8,594             913             17,271
Advances to parent company                            121,156       (3,107)       236,640          (2,579)           352,110
Railcar lease fleet, net                            1,311,711      120,301        164,076               -          1,596,088
Intermodal tank container lease fleet, net                  -            -        296,498               -            296,498
Fixed assets, net                                      94,216       14,199         86,474               -            194,889
Investment in direct financing lease                        -       25,949              -               -             25,949
Investment in subsidiaries                            889,347            -        174,693      (1,064,040)                 -
Other assets                                              479          641         55,292            (641)            55,771
                                               --------------   ----------   ------------    ------------      -------------
       Total assets                            $    2,477,867   $  243,147   $  1,280,233    $ (1,067,289)     $   2,933,958
                                               ==============   ==========   ============    ============      =============

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                               $       28,083   $      618   $     22,004    $       (643)     $      50,062
Accrued liabilities                                   177,093       10,053         56,930           2,726            246,802
Borrowed debt                                         898,685       36,007        173,307               -          1,107,999
                                               --------------   ----------   ------------    ------------      -------------
                                                    1,103,861       46,678        252,241           2,083          1,404,863

Deferred income taxes and investment
  tax credits                                         363,247       45,943         75,837               -            485,027
Minority interest liability                                 -            -          1,547          81,742             83,289

Stockholder's equity
  Common stock and additional capital                 331,752       13,012        481,660        (586,276)           240,148
  Retained earnings                                   628,333      152,253        505,031        (564,986)           720,631
  Equity adjustment from foreign
       currency translation                            50,674      (14,739)       (36,083)            148                  -
                                               --------------   ----------   ------------    ------------      -------------
       Total stockholder's equity                   1,010,759      150,526        950,608      (1,151,114)           960,779
                                               --------------   ----------   ------------    ------------      -------------
         Total liabilities and
          stockholder's equity                 $    2,477,867   $  243,147   $  1,280,233    $ (1,067,289)     $   2,933,958
                                               ==============   ==========   ============    ============      =============


                                                 December 31, 2001
                                                 -----------------

                                             Union Tank Car      Procor           Other
                                                Company         Holdings      Subsidiaries    Eliminations   Consolidated
                                             --------------     --------      ------------    ------------   ------------
Assets
------

Cash and cash equivalents                    $         60   $      8,590    $        3,397   $           -  $       12,047
Short-term investments                                  -        110,107                 -               -         110,107
Accounts receivable                                26,721         15,805            93,174            (555)        135,145
Accounts and notes receivable, affiliates               -              1            57,064               -          57,065
Inventories, net                                   21,993          4,914           115,905               -         142,812
Prepaid expenses and deferred charges               5,563            881             6,880             960          14,284
Advances to parent company                        150,331        (50,474)          243,087          (2,579)        340,365
Railcar lease fleet, net                        1,315,178        123,159           168,027               -       1,606,364
Intermodal tank container lease fleet, net              -              -           296,739               -         296,739
Fixed assets, net                                  96,345         14,600            87,797               -         198,742
Investment in direct financing lease                    -         26,611                 -               -          26,611
Investment in subsidiaries                        853,848              -           148,389      (1,002,237)              -
Other assets                                          507            640            56,282            (640)         56,789
                                             ------------   ------------    --------------   -------------  --------------
   Total assets                              $  2,470,546   $    254,834    $    1,276,741   $  (1,005,051) $    2,997,070
                                             ============   ============    ==============   =============  ==============

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                             $     27,168   $      2,413    $       33,353   $        (229) $       62,705
Accrued liabilities                               206,231         12,173            55,985           2,864         277,253
Borrowed debt                                     922,533         48,646           173,884               -       1,145,063
                                             ------------   ------------    --------------   -------------  --------------
                                                1,155,932         63,232           263,222           2,635       1,485,021

Deferred income taxes and investment
 tax credits                                      358,142         45,381            73,228               -         476,751
Minority interest liability                             -              -             4,956          77,427          82,383

Stockholder's equity
 Common stock and additional capital              331,752         13,012           481,641        (586,257)        240,148
 Retained earnings                                573,998        147,702           489,952        (498,885)        712,767
 Equity adjustment from foreign
      currency translation                         50,722        (14,493)          (36,258)             29               -
                                             ------------   ------------    --------------   -------------  --------------
     Total stockholder's equity                   956,472        146,221           935,335      (1,085,113)        952,915
                                             ------------   ------------    --------------   -------------  --------------
      Total liabilities and stockholder's
        equity                               $  2,470,546   $    254,834    $    1,276,741   $  (1,005,051) $    2,997,070
                                             ============   ============    ==============   =============  ==============

Condensed consolidated statements of cash flows for three months ended March 31, 2002 and 2001 are as follows:

                                                Three Months Ended March 31, 2002
                                                ---------------------------------

                                                Union Tank Car         Procor          Other
                                                    Company           Holdings      Subsidiaries   Eliminations    Consolidated
                                                --------------      -----------     ------------   ------------    ------------
Net cash provided by operating activities:            $  4,478        $   9,032       $ 24,273        $       -      $   37,783

Cash flows from investing activities:
  Construction and purchase of railcars and
    other fixed assets                                 (17,896)            (240)        (7,616)               -         (25,752)
  Decrease in short-term investments                         -          110,107              -                -         110,107
  Decrease (increase) in advance to parent              54,873          (47,367)         6,447          (26,418)        (12,465)
  Decrease in other assets                                   -                -            178                -             178
  Proceeds from disposals of railcars and
    other fixed assets                                   1,848              984          1,196                -           4,028
                                                --------------      -----------     ------------   ------------    ------------
Net cash provided by (used in) investing
  activities                                            38,825           63,484            205          (26,418)         76,096

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                    -                -            431                -             431
  Principal payments of borrowed debt                  (23,848)         (12,617)          (991)               -         (37,456)
  Cash dividends                                       (17,000)               -        (26,418)          26,418         (17,000)
                                                --------------      -----------     ------------   ------------    ------------
Net cash (used in) provided by financing
  activities                                           (40,848)         (12,617)       (26,978)          26,418         (54,025)
Effect of exchange rates on cash and cash
  equivalents                                                -             (189)            (1)               -            (190)
                                                --------------      -----------     ------------   ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                            2,455           59,710         (2,501)               -          59,664

Cash and cash equivalents at beginning of year              60            8,590          3,397                -          12,047
                                                --------------      -----------     ------------   ------------    ------------
Cash and cash equivalents at end of period            $  2,515        $  68,300       $    896        $       -      $   71,711
                                                ==============      ===========     ============   ============    ============

                                            Three Months Ended March 31, 2001
                                            ---------------------------------

                                                Union Tank Car    Procor         Other
                                                   Company       Holdings    Subsidiaries   Eliminations  Consolidated
                                                --------------   --------    ------------   ------------  ------------
Net cash provided by operating activities:        $    8,980     $   4,388     $ 42,356        $     -      $ 55,724

Cash flows from investing activities:
 Construction and purchase of railcars and
  other fixed assets                                 (40,105)         (211)      (9,183)             -       (49,499)
 Decrease in short-term investments                        -        51,316            -              -        51,316
 Decrease (increase) in advance to parent             55,084        (5,059)     (37,566)        (3,255)        9,204
 Increase in other assets                                  -             -         (548)             -          (548)
 Proceeds from disposals of railcars and other
  fixed assets                                         1,702           351          791              -         2,844
                                                  ----------     ---------     --------        -------      --------
Net cash provided by (used in) investing
 activities                                           16,681        46,397      (46,506)        (3,255)       13,317

Cash flows from financing activities:
 Proceeds from issuance of borrowed debt                   -             -        1,356              -         1,356
 Principal payments of borrowed debt                  (8,693)       (1,657)      (1,189)             -       (11,539)
 Cash dividends                                      (19,000)       (3,255)           -          3,255       (19,000)
                                                  ----------     ---------     --------        -------      --------
Net cash (used in) provided by financing
 activities                                          (27,693)       (4,912)         167          3,255       (29,183)
Effect of exchange rates on cash and cash
 equivalents                                               -        (3,950)         (53)             -        (4,003)
                                                  ----------     ---------     --------        -------      --------
Net (decrease) increase in cash and cash
 equivalents                                          (2,032)       41,923       (4,036)             -        35,855

Cash and cash equivalents at beginning of year         4,494        23,111        6,962              -        34,567
                                                  ----------     ---------     --------        -------      --------

Cash and cash equivalents at end of period        $    2,462     $  65,034     $  2,926        $     -      $ 70,422
                                                  ==========     =========     ========        =======      ========

9.   Segment Information

                                                                             Intermodal
                                                                                Tank
                                                             Metals           Container                     Consolidated
                                              Railcar      Distribution        Leasing          All Other       Totals
                                            -----------  ---------------    --------------    ------------  -------------
                                                                       (Dollars in Millions)
Three months ended March 31, 2002
---------------------------------
Revenues from external customers              $ 142.0        $ 101.9            $ 19.5          $49.0           $ 312.4
Income before income taxes                       32.0            3.2               0.9            5.4              41.5

Three months ended March 31, 2001
---------------------------------
Revenues from external customers              $ 151.5        $ 119.8            $ 18.5          $52.4           $ 342.2
Income before income taxes                       38.5            2.9               2.2            4.9              48.5

10.   Accounting for Goodwill and Intangible Assets

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. The Company has not yet determined the financial impact that the impairment provisions of SFAS No. 142 will have on its consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reflected as a cumulative effect of a change in accounting principle. There were no changes in the $11.6 million carrying amount of goodwill during the three months ended March 31, 2002, which is classified in Other Assets in the condensed consolidated balance sheet.

The following table provides comparative earnings had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:


                                        Three Months Ended March 31
                                        ---------------------------
                                           2002             2001
                                        -----------       ---------

          Reported net income           $  24,864         $  28,191
          Goodwill amortization                 -             2,719
                                        ---------         ---------
          Adjusted net income           $  24,864         $  30,910
                                        =========         =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
1st Quarter 2002 versus 2001
----------------------------
Performance of the railcar and tank container leasing businesses continue to be adversely affected by the continuing general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization. Service revenues decreased $3.5 million primarily due to decreased railcar service revenues ($2.7 million) and decreased intermodal tank container operations revenues ($1.0 million). Gross margin on service revenues decreased $3.4 million primarily due to both weaker railcar service operations ($2.2 million) and intermodal tank container operations ($1.1 million).

Demand for new railcars remained weak, resulting in continuing low levels of production and capacity utilization. Demand for the products of the metals distribution business was also impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $26.2 million primarily due to reduced sales of railcars ($6.6 million) and metal products ($18.2 million). Gross margin on sales revenues increased $0.1 million partially due to adoption of the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Cost of sales included $3.3 million goodwill amortization for the first quarter of 2001.

Other income decreased $4.3 million mainly due to reduced interest income ($2.3 million) reflective of lower average interest rates.

Financial Condition and Liquidity
---------------------------------
2002 versus 2001
----------------
Operating activities provided $37.8 million of cash in the first quarter of 2002. These funds, along with redemption of short-term investments, were used to service borrowed debt obligations, finance railcar additions, pay dividends to the Company's stockholder, and advance funds to parent.

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

During the first quarter of 2002, the Company spent $25.8 million for construction and purchase of railcars and other fixed assets. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first quarter of 2002, the Company's financing activities included $37.5 million for principal repayments on borrowed debt and $17.0 million for cash dividends. Net cash used in financing activities was $54.0 million.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

New Accounting Pronouncements
-----------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides additional guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted the new rule as of January 1, 2002. The adoption of the new rule had no material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rule on asset retirement obligations on January 1, 2003. The effect of adoption of SFAS No. 143 is not anticipated to have a material effect on the Company's results of operations or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, there had been no significant change to the Company's exposure to market risk since December 31, 2001.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a description of certain environmental matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNION TANK CAR COMPANY

                                                 REGISTRANT



Dated:  May 9, 2002                              /s/ R.C. Gluth
                                                 -------------------------------
                                                     R.C. Gluth
                                                 Executive Vice President,
                                                  Director and Treasurer
                                                  (principal financial officer
                                                  and principal accounting
                                                  officer)