Form 10-Q
period 2002-06-30
UNION TANK CAR CO
filed 2002-08-13
CIK 100923

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     [ X ]           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Included in this filing are 20 pages, sequentially numbered in the bottom center of each page.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information

         Item 1.   Financial Statements

                    Condensed consolidated statement of income -
                      three and six month periods ended
                      June 30, 2002 and 2001                                                                3

                    Condensed consolidated balance sheet -
                      June 30, 2002 and December 31, 2001                                                   4

                    Condensed consolidated statement of cash flows -
                      six months ended June 30, 2002 and 2001                                               5

                    Notes to condensed consolidated financial statements                                    6

         Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations                                      14

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              17


Part II.  Other Information

         Item 1.    Legal Proceedings                                                                       17

         Item 6.    Exhibits and Reports on Form 8-K                                                        17


Signatures                                                                                                  18

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Three Months Ended                         Six Months Ended
                                                          June 30,                                  June 30,
                                              ---------------------------------         --------------------------------
                                                   2002               2001                   2002              2001
                                              --------------     --------------         --------------     -------------
Revenues
   Services (leasing and other)               $      172,906     $      178,861         $      344,961     $     354,421
   Net sales                                         155,068            173,748                295,439           340,345
                                              --------------     --------------         --------------     -------------
                                                     327,974            352,609                640,400           694,766
Other income                                           5,593              9,984                 10,129            18,772
                                              --------------     --------------         --------------     -------------
                                                     333,567            362,593                650,529           713,538
Costs and expenses
   Cost of services                                  111,112            106,183                216,402           211,609
   Cost of sales                                     128,107            149,172                241,320           288,747
   General and administrative                         36,886             37,901                 73,399            74,585
   Interest                                           19,781             20,666                 40,243            41,412
                                              --------------     --------------         --------------     -------------

                                                     295,886            313,922                571,364           616,353
                                              --------------     --------------         --------------     -------------
Income before income taxes                            37,681             48,671                 79,165            97,185

Provision for income taxes
   Current                                            (1,403)             8,300                  6,872            18,584
   Deferred                                           13,731              9,842                 22,076            19,881
                                              --------------     --------------         --------------     -------------

                                                      12,328             18,142                 28,948            38,465
                                              --------------     --------------         --------------     -------------

Net income                                    $       25,353     $       30,529         $       50,217     $      58,720
                                              ==============     ==============         ==============     =============

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                            -----------------        ------------------
                                                                               (Unaudited)
Assets
------

Cash and cash equivalents                                                   $          77,905        $           12,047
Short-term investments                                                                      -                   110,107
Accounts receivable, primarily due within one year                                    134,339                   135,145
Accounts and notes receivable, affiliates                                              44,293                    57,065
Inventories, net of LIFO reserves of $29,543
    ($28,868 at December 31, 2001)                                                    136,335                   142,812
Prepaid expenses and deferred charges                                                  19,568                    14,284
Advances to parent company, principally at LIBOR plus 1%                              341,783                   340,365
Railcar lease fleet, net                                                            1,592,121                 1,606,364
Intermodal tank container fleet, net                                                  294,179                   296,739
Fixed assets, net                                                                     196,943                   198,742
Investment in aircraft direct financing lease                                          26,621                    26,611
Other assets                                                                           55,946                    56,789
                                                                            -----------------        ------------------

      Total assets                                                          $       2,920,033        $        2,997,070
                                                                            =================        ==================

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                                            $          48,021        $           62,705
Accrued liabilities                                                                   250,874                   277,253
Borrowed debt, including $47,390 due within one year
    ($99,235 at December 31, 2001)                                                  1,067,442                 1,145,063
                                                                            -----------------        ------------------
                                                                                    1,366,337                 1,485,021

Deferred income taxes and investment tax credits                                      501,117                   476,751
Minority interest liability                                                            84,447                    82,383

Stockholder's equity
  Common stock and additional capital                                                 240,148                   240,148
  Retained earnings                                                                   727,984                   712,767
                                                                            -----------------        ------------------

    Total stockholder's equity                                                        968,132                   952,915
                                                                            -----------------        ------------------

      Total liabilities and stockholder's equity                            $       2,920,033        $        2,997,070
                                                                            =================        ==================

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                  ---------------------------------------
                                                                                        2002                   2001
                                                                                  -----------------     -----------------
Cash flows from operating activities:
  Net income                                                                            $   50,217            $   58,720
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                        75,553                81,723
       Deferred taxes                                                                       22,076                19,881
       Gain on disposition of railcars and other fixed assets                               (1,840)               (5,133)
       Other non-cash income and expenses                                                    3,884                 6,180
       Changes in assets and liabilities:
         Accounts receivable                                                                10,863                 1,121
         Inventories                                                                         4,990                24,037
         Prepaid expenses and deferred charges                                              (5,846)               (1,617)
         Accounts payable and accrued expenses                                             (38,855)              (25,510)
                                                                                  -----------------     -----------------
Net cash provided by operating activities                                                  121,042               159,402

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets                             (51,880)              (97,892)
  Decrease in short-term investments                                                       110,107                34,743
  Increase in advance to parent                                                            (11,909)             (100,506)
  Increase in other assets                                                                    (827)               (1,083)
  Proceeds from disposals of railcars and other fixed assets                                 6,854                 9,492
                                                                                  -----------------     -----------------
Net cash provided by (used in) investing activities                                         52,345              (155,246)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                                      716               113,244
  Principal payments of borrowed debt                                                      (79,147)              (27,638)
  Cash dividends                                                                           (35,000)              (41,000)
                                                                                  -----------------     -----------------
Net cash (used in) provided by financing activities                                       (113,431)               44,606

Effect of exchange rates on cash and cash equivalents                                        5,902                  (876)
                                                                                  -----------------     -----------------
Net increase in cash and cash equivalents                                                   65,858                47,886

Cash and cash equivalents at beginning of year                                              12,047                34,567
                                                                                  -----------------     -----------------
Cash and cash equivalents at end of period                                              $   77,905            $   82,453
                                                                                  =================     =================
Cash paid during the period for:
  Interest (net of amount capitalized)                                                  $   44,069            $   42,400
  Income taxes                                                                               6,773                22,136

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

5. Foreign currency translation adjustments and transaction gains and losses are borne by the Company's parent. For the six months ended June 30, 2002 and 2001, Marmon Industrial absorbed a loss of $583 and a gain of $306, respectively.

6. The Company's short-term investments consist of commercial paper with original maturities between four and six months. No such investments were held at June 30, 2002.

7. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $21,980 at December 31, 2001. There were no foreign currency forward contracts outstanding at June 30, 2002.

8.   Consolidating Financial Information

Condensed consolidating statements of income for the three months ended June 30, 2002 and 2001 are as follows:

                                            Three Months Ended June 30, 2002
                                            --------------------------------

                                    Union Tank Car         Procor             Other
                                        Company           Holdings         Subsidiaries      Eliminations      Consolidated
                                   -----------------    -------------     --------------    --------------    ---------------
Revenues
   Services                        $         113,406    $      16,513     $       54,123    $      (11,136)   $       172,906
   Net sales                                  16,972            2,005            138,761            (2,670)           155,068
                                   -----------------    -------------     --------------    --------------    ---------------
                                             130,378           18,518            192,884           (13,806)           327,974
Other income                                   1,326              186              2,001             2,080              5,593
                                   -----------------    -------------     --------------    --------------    ---------------
                                             131,704           18,704            194,885           (11,726)           333,567
Costs and expenses
   Cost of services                           75,173           10,829             36,246           (11,136)           111,112
   Cost of sales                              17,528            1,443            111,806            (2,670)           128,107
   General and administrative                  9,868              956             26,062                 -             36,886
   Interest                                   13,283              774              3,644             2,080             19,781
                                   -----------------    -------------     --------------    --------------    ---------------
                                             115,852           14,002            177,758           (11,726)           295,886
                                   -----------------    -------------     --------------    --------------    ---------------
Income before income taxes                    15,852            4,702             17,127                 -             37,681
Provision for income taxes                     4,797            1,666              5,865                 -             12,328
                                   -----------------    -------------     --------------    --------------    ---------------
Net income                         $          11,055    $       3,036     $       11,262    $            -    $        25,353
                                   =================    =============     ==============    ==============    ===============

                                            Three Months Ended June 30, 2001
                                            --------------------------------

                                    Union Tank Car         Procor             Other
                                        Company           Holdings         Subsidiaries      Eliminations      Consolidated
                                   -----------------    -------------     --------------    --------------    ---------------
Revenues
   Services                        $         119,915    $      18,011     $       54,530    $      (13,595)   $       178,861
   Net sales                                   8,749            6,216            163,118            (4,335)           173,748
                                   -----------------    -------------     --------------    --------------    ---------------
                                             128,664           24,227            217,648           (17,930)           352,609
Other income                                   1,135            1,106              5,210             2,533              9,984
                                   -----------------    -------------     --------------    --------------    ---------------
                                             129,799           25,333            222,858           (15,397)           362,593
Costs and expenses
   Cost of services                           74,094           10,177             35,507           (13,595)           106,183
   Cost of sales                               8,607            5,699            139,201            (4,335)           149,172
   General and administrative                  9,581            1,101             27,219                 -             37,901
   Interest                                   13,586            1,008              3,539             2,533             20,666
                                   -----------------    -------------     --------------    --------------    ---------------
                                             105,868           17,985            205,466           (15,397)           313,922
                                   -----------------    -------------     --------------    --------------    ---------------
Income before income taxes                    23,931            7,348             17,392                 -             48,671
Provision for income taxes                     9,250            2,343              6,549                 -             18,142
                                   -----------------    -------------     --------------    --------------    ---------------
Net income                         $          14,681    $       5,005     $       10,843    $            -    $        30,529
                                   =================    =============     ==============    ==============    ===============

Condensed consolidating statements of income for the six months ended June 30, 2002 and 2001 are as follows:

                                             Six Months Ended June 30, 2002
                                             ------------------------------

                                    Union Tank Car          Procor             Other
                                        Company            Holdings        Subsidiaries      Eliminations       Consolidated
                                   -----------------    -------------     --------------    --------------    ---------------
Revenues
   Services                        $         227,311    $      32,120     $      107,672    $      (22,142)   $       344,961
   Net sales                                  23,707            3,904            273,204            (5,376)           295,439
                                   -----------------    -------------     --------------    --------------    ---------------
                                             251,018           36,024            380,876           (27,518)           640,400
Other income                                     657            1,928              3,315             4,229             10,129
                                   -----------------    -------------     --------------    --------------    ---------------
                                             251,675           37,952            384,191           (23,289)           650,529
Costs and expenses
   Cost of services                          147,270           19,374             71,900           (22,142)           216,402
   Cost of sales                              24,134            3,879            218,683            (5,376)           241,320
   General and administrative                 19,970            1,580             51,849                 -             73,399
   Interest                                   27,114            1,565              7,335             4,229             40,243
                                   -----------------    -------------     --------------    --------------    ---------------
                                             218,488           26,398            349,767           (23,289)           571,364
                                   -----------------    -------------     --------------    --------------    ---------------
Income before income taxes                    33,187           11,554             34,424                 -             79,165
Provision for income taxes                    12,723            3,967             12,258                 -             28,948
                                   -----------------    -------------     --------------    --------------    ---------------
Net income                         $          20,464    $       7,587     $       22,166    $            -    $        50,217
                                   =================    =============     ==============    ==============    ===============

                                             Six Months Ended June 30, 2001
                                             ------------------------------

                                    Union Tank Car          Procor             Other
                                        Company            Holdings        Subsidiaries      Eliminations       Consolidated
                                   -----------------    -------------     --------------    --------------    ---------------
Revenues
   Services                        $         237,432    $      35,496     $      108,551    $      (27,058)   $       354,421
   Net sales                                  17,300           12,943            317,463            (7,361)           340,345
                                   -----------------    -------------     --------------    --------------    ---------------
                                             254,732           48,439            426,014           (34,419)           694,766
Other income                                    (267)           4,516              8,687             5,836             18,772
                                   -----------------    -------------     --------------    --------------    ---------------
                                             254,465           52,955            434,701           (28,583)           713,538
Costs and expenses
   Cost of services                          148,341           19,730             70,596           (27,058)           211,609
   Cost of sales                              16,621           11,601            267,886            (7,361)           288,747
   General and administrative                 19,388            1,938             53,259                 -             74,585
   Interest                                   26,377            2,205              6,994             5,836             41,412
                                   -----------------    -------------     --------------    --------------    ---------------
                                             210,727           35,474            398,735           (28,583)           616,353
                                   -----------------    -------------     --------------    --------------    ---------------
Income before income taxes                    43,738           17,481             35,966                 -             97,185
Provision for income taxes                    17,638            7,064             13,763                 -             38,465
                                   -----------------    -------------     --------------    --------------    ---------------
Net income                         $          26,100    $      10,417     $       22,203    $            -    $        58,720
                                   =================    =============     ==============    ==============    ===============

Condensed consolidating balance sheets as of June 30, 2002 and December 31, 2001 are as follows:

                                                      June 30, 2002
                                                      -------------

                                               Union Tank Car       Procor            Other
                                                  Company          Holdings       Subsidiaries     Eliminations      Consolidated
                                               --------------     ----------      ------------     ------------      ------------
Assets
------

Cash and cash equivalents                      $          849     $   75,576             1,480     $          -      $     77,905
Short-term investments                                      -              -                 -                -                 -
Accounts receivable                                    24,447          9,994           100,516             (618)          134,339
Accounts and notes receivable, affiliates                   -             26            44,267                -            44,293
Inventories, net                                       24,728          4,181           107,426                -           136,335
Prepaid expenses and deferred charges                   5,300          1,530            11,938              800            19,568
Advances to parent company                             90,271         (3,016)          256,893           (2,365)          341,783
Railcar lease fleet, net                            1,307,946        124,059           160,116                -         1,592,121
Intermodal tank container lease fleet, net                  -              -           294,179                -           294,179
Fixed assets, net                                      93,777         15,415            87,751                -           196,943
Investment in direct financing lease                        -         26,621                 -                -            26,621
Investment in subsidiaries                            889,347              -           174,693       (1,064,040)                -
Other assets                                              451            716            55,495             (716)           55,946
                                               --------------     ----------      ------------     ------------      ------------
      Total assets                             $    2,437,116     $  255,102      $  1,294,754     $ (1,066,939)     $  2,920,033
                                               ==============     ==========      ============     ============      ============

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                               $       26,966     $    1,036      $     20,385     $       (366)     $     48,021
Accrued liabilities                                   184,757          9,252            53,988            2,877           250,874
Borrowed debt                                         859,292         34,604           173,546                -         1,067,442
                                               --------------     ----------      ------------     ------------      ------------
                                                    1,071,015         44,892           247,919            2,511         1,366,337

Deferred income taxes and investment tax
  credits                                             373,312         48,884            78,921                -           501,117
Minority interest liability                                 -              -             2,781           81,666            84,447

Stockholder's equity
  Common stock and additional capital                 331,752         13,012           481,662         (586,278)          240,148
  Retained earnings                                   621,388        155,289           516,083         (564,776)          727,984
  Equity adjustment from foreign currency
    translation                                        39,649         (6,975)          (32,612)             (62)                -
                                               --------------     ----------      ------------     ------------      ------------
    Total stockholder's equity                        992,789        161,326           965,133       (1,151,116)          968,132
                                               --------------     ----------      ------------     ------------      ------------
      Total liabilities and stockholder's
       equity                                  $    2,437,116     $  255,102      $  1,294,754     $ (1,066,939)     $  2,920,033
                                               ==============     ==========      ============     ============      ============

                                                     December 31, 2001
                                                     -----------------

                                               Union Tank Car       Procor            Other
                                                  Company          Holdings       Subsidiaries     Eliminations      Consolidated
                                               --------------     -----------     -------------    -------------     ------------
Assets
------

Cash and cash equivalents                      $           60     $    8,590      $      3,397     $          -      $     12,047
Short-term investments                                      -        110,107                 -                -           110,107
Accounts receivable                                    26,721         15,805            93,174             (555)          135,145
Accounts and notes receivable, affiliates                   -              1            57,064                -            57,065
Inventories, net                                       21,993          4,914           115,905                -           142,812
Prepaid expenses and deferred charges                   5,563            881             6,880              960            14,284
Advances to parent company                            150,331        (50,474)          243,087           (2,579)          340,365
Railcar lease fleet, net                            1,315,178        123,159           168,027                -         1,606,364
Intermodal tank container lease fleet, net                  -              -           296,739                -           296,739
Fixed assets, net                                      96,345         14,600            87,797                -           198,742
Investment in direct financing lease                        -         26,611                 -                -            26,611
Investment in subsidiaries                            853,848              -           148,389       (1,002,237)                -
Other assets                                              507            640            56,282             (640)           56,789
                                               --------------     -----------     -------------    -------------     ------------
      Total assets                             $    2,470,546     $  254,834      $  1,276,741     $ (1,005,051)     $  2,997,070
                                               ==============     ===========     =============    =============     ============

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                               $       27,168     $    2,413      $     33,353     $       (229)     $     62,705
Accrued liabilities                                   206,231         12,173            55,985            2,864           277,253
Borrowed debt                                         922,533         48,646           173,884                -         1,145,063
                                               --------------     -----------     -------------    -------------     ------------
                                                    1,155,932         63,232           263,222            2,635         1,485,021

Deferred income taxes and investment tax
  credits                                             358,142         45,381            73,228                -           476,751
Minority interest liability                                 -              -             4,956           77,427            82,383

Stockholder's equity
  Common stock and additional capital                 331,752         13,012           481,641         (586,257)          240,148
  Retained earnings                                   573,998        147,702           489,952         (498,885)          712,767
  Equity adjustment from foreign currency
    translation                                        50,722        (14,493)          (36,258)              29                 -
                                               --------------     -----------     -------------    -------------     ------------
    Total stockholder's equity                        956,472        146,221           935,335       (1,085,113)          952,915
                                               --------------     -----------     -------------    -------------     ------------
      Total liabilities and stockholder's
       equity                                  $    2,470,546     $  254,834      $  1,276,741     $ (1,005,051)     $  2,997,070
                                               ==============     ===========     =============    =============     ============

Condensed consolidating statements of cash flows for the six months ended June 30, 2002 and 2001 are as follows:

                                                     Six Months Ended June 30, 2002
                                                     ------------------------------

                                                     Union Tank Car         Procor        Other
                                                         Company           Holdings   Subsidiaries   Eliminations    Consolidated
                                                     ---------------      ----------  ------------   ------------    ------------
Net cash provided by operating activities:           $       56,057       $  11,691   $    53,294    $         -     $   121,042


Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                            (36,181)           (584)      (15,115)             -         (51,880)
  Decrease in short-term investments                              -         110,107             -              -         110,107
  Decrease (increase) in advance to parent                   75,998         (47,458)      (14,021)       (26,428)        (11,909)
  Increase in other assets                                        -               -          (827)             -            (827)
  Proceeds from disposals of railcars and other
    fixed assets                                              3,156           1,048         2,650              -           6,854
                                                     ---------------      ----------  ------------   ------------    ------------
Net cash provided by (used in) investing
  activities                                                 42,973          63,113       (27,313)       (26,428)         52,345

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                         -               -           716              -             716
  Principal payments of borrowed debt                       (63,241)        (13,677)       (2,229)             -         (79,147)
  Cash dividends                                            (35,000)              -       (26,428)        26,428         (35,000)
                                                     ---------------      ----------  ------------   ------------    ------------
Net cash (used in) provided by financing
  activities                                                (98,241)        (13,677)      (27,941)        26,428        (113,431)
Effect of exchange rates on cash and cash
  equivalents                                                     -           5,859            43              -           5,902
                                                     ---------------      ----------  ------------   ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                                   789          66,986        (1,917)             -          65,858

Cash and cash equivalents at beginning of year                   60           8,590         3,397              -          12,047
                                                     ---------------      ----------  ------------   ------------    ------------
Cash and cash equivalents at end of period           $          849       $  75,576   $     1,480    $         -     $    77,905
                                                     ===============      ==========  ============   ============    ============

                                                    Six Months Ended June 30, 2001
                                                    ------------------------------

                                                    Union Tank Car        Procor          Other
                                                        Company          Holdings      Subsidiaries     Eliminations    Consolidated
                                                    ---------------     -----------    ------------     ------------    ------------
Net cash provided by operating activities:               $  66,832       $  12,389        $ 80,181         $      -       $ 159,402


Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                           (77,986)           (508)        (19,398)               -         (97,892)
  Decrease in short-term investments                             -          34,743               -                -          34,743
  (Increase) decrease in advance to parent                 (44,283)         14,560         (67,528)          (3,255)       (100,506)
  Increase in other assets                                     (20)              -          (1,063)               -           (1083)
  Proceeds from disposals of railcars and other
    fixed assets                                             2,831             596           6,065                -           9,492
                                                    ---------------     -----------    ------------     ------------    ------------
Net cash (used in) provided by investing
  activities                                              (119,458)         49,391         (81,924)          (3,255)       (155,246)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                  110,000               -           3,244                -         113,244
  Principal payments of borrowed debt                      (19,444)         (4,704)         (3,490)               -         (27,638)
  Cash dividends                                           (41,000)         (3,255)              -            3,255         (41,000)
                                                    ---------------     -----------    ------------     ------------    ------------
Net cash provided by (used in) financing
  activities                                                49,556          (7,959)          ( 246)           3,255          44,606

Effect of exchange rates on cash and cash
  equivalents                                                    -            (864)            (12)               -            (876)
                                                    ---------------     -----------    ------------     ------------    ------------
Net (decrease) increase in cash and cash
  equivalents                                               (3,070)         52,957          (2,001)               -          47,886

Cash and cash equivalents at beginning of year               4,494          23,111           6,962                -          34,567
                                                    ---------------     -----------    ------------     ------------    ------------
Cash and cash equivalents at end of period               $   1,424       $  76,068        $  4,961         $      -       $  82,453
                                                    ===============     ===========    ============     ============    ============

9.   Segment Information

                                                                                Intermodal
                                                                                   Tank
                                                               Metals           Container                         Consolidated
                                            Railcar         Distribution         Leasing         All Other           Totals
                                            -------         ------------        ----------       ---------        ------------
                                                                          (Dollars in Millions)
Three months ended June 30, 2002
--------------------------------
Revenues from external customers            $ 153.3         $      104.7        $     19.6       $    50.4        $      328.0
Income before income taxes                     26.0                  3.4               1.9             6.4                37.7

Three months ended June 30, 2001
--------------------------------
Revenues from external customers            $ 169.8         $      110.2        $     19.0       $    53.6        $      352.6
Income before income taxes                     35.7                  1.8               2.2             9.0                48.7

Six months ended June 30, 2002
------------------------------
Revenues from external customers            $ 295.3         $      206.6        $     39.1       $    99.4        $      640.4
Income before income taxes                     58.0                  6.6               2.8            11.8                79.2

Six months ended June 30, 2001
------------------------------
Revenues from external customers            $ 321.3         $      230.0        $     37.5       $   106.0        $      694.8
Income before income taxes                     74.2                  4.7               4.4            13.9                97.2

10.  Accounting for Goodwill and Intangible Assets

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. The Company performed the initial impairment tests and the results indicated no reporting entities with impairment. There were no changes in the $11.6 million carrying amount of goodwill during the six months ended June 30, 2002, which is classified in Other Assets in the condensed consolidated balance sheet.

The following table provides comparative earnings had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                              ---------------------------------         --------------------------------
                                                   2002               2001                   2002              2001
                                              --------------     --------------         --------------     -------------
Reported net income                           $       25,353     $       30,529         $       50,217     $      58,720
Goodwill amortization                                      -              2,721                      -             5,440
                                              --------------     --------------         --------------     -------------
Adjusted net income                           $       25,353     $       33,250         $       50,217     $      64,160
                                              ==============     ==============         ==============     =============

11.   Corporate Realignment

In connection with a legal reorganization of the holdings of Marmon Holdings, at the close of business on June 30, 2002, the Company distributed the stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o and Pan American Screw, Inc. to Marmon Industrial, Marmon Industrial distributed the stock of the Company to Marmon Holdings and Marmon Holdings contributed the stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company to the Company. As a result of such reorganization, (i) Marmon Holdings owns all of the Company's capital stock, (ii) the Company ceased to own any capital stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o or Pan American Screw, Inc. and (iii) the Company owns all of the capital stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company. The impact of the realignment is not expected to be material to the results of operations and financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
2nd Quarter 2002 versus 2001
----------------------------
Performance of the railcar and tank container leasing businesses continue to be adversely affected by the continuing general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization. Service revenues decreased $6.0 million primarily due to decreased railcar service revenues ($5.7 million). Gross margin on service revenues decreased $10.9 million primarily due to weaker railcar service operations ($9.9 million).

Demand for new railcars remained weak, resulting in continuing low levels of production and capacity utilization. Demand for the products of the metals distribution business was also adversely impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $18.7 million primarily due to reduced sales of railcars ($10.9 million) and metal products ($5.6 million). Gross margin on sales revenues increased $2.4 million partially due to adoption of the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Cost of sales in the second quarter of 2001 included $3.3 million goodwill amortization.

Other income decreased $4.4 million mainly due to reduced interest income ($1.8 million) reflective of lower average interest rates.

Six Months 2002 versus 2001
---------------------------
Performance of the railcar and tank container leasing businesses continue to be adversely affected by the continuing general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization. Service revenues decreased $9.5 million primarily due to decreased railcar service revenues ($8.4 million). Gross margin on service revenues decreased $14.3 million primarily due to weaker railcar service operations ($12.2 million).

Demand for new railcars remained weak, resulting in continuing low levels of production and capacity utilization. Demand for the products of the metals distribution business was also adversely impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $44.9 million primarily due to reduced sales of railcars ($17.6 million) and metal products ($23.7 million). Gross margin on sales revenues increased $2.6 million partially due to adoption of the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Cost of sales in the first six months of 2001 included $6.6 million goodwill amortization.

Other income decreased $8.6 million mainly due to reduced interest income ($4.0 million) reflective of lower average interest rates.

Financial Condition and Liquidity
---------------------------------
Six Months 2002 versus 2001
---------------------------
Operating activities provided $121.0 million of cash in the first six months of 2002. These funds, along with redemption of short-term investments, were used to service borrowed debt obligations, finance railcar additions, pay dividends to the Company's stockholder, and advance funds to parent.

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

During the first six months of 2002, the Company spent $51.9 million for construction and purchase of railcars and other fixed assets. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first six months of 2002, the Company's financing activities included $79.1 million for principal repayments on borrowed debt and $35.0 million for cash dividends. Net cash used in financing activities was $113.4 million.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, there had been no significant change to the Company's exposure to market risk since December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a description of certain environmental matters.

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K during the quarter ended June 30, 2002

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNION TANK CAR COMPANY

                                           REGISTRANT


Dated:  August 13, 2002                    /s/ Mark J. Garrette
                                           ------------------------------------
                                               Mark J. Garrette
                                            Vice President
                                              (principal financial officer
                                               and principal accounting officer)