Form 10-Q
period 2002-09-30
UNION TANK CAR CO
filed 2002-11-13
CIK 100923

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        [ X ]        OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        [   ]        OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

                                 Yes [X] No [ ]

There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

Included in this filing are 22 pages, sequentially numbered in the bottom center of each page.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                           Page
                                                                           ----

Part I. Financial Information

        Item 1. Financial Statements

                Condensed consolidated statement of income - three
                  and nine month periods ended September 30, 2002
                  and 2001 (Restated)                                        3

                Condensed consolidated balance sheet - September 30,
                  2002 and December 31, 2001 (Restated)                      4

                Condensed consolidated statement of cash flows -
                  nine months ended September 30, 2002 and 2001
                  (Restated)                                                 5

                Notes to condensed consolidated financial statements         6

        Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations          14

        Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk                                                      17

        Item 4. Controls and Procedures                                     17


Part II. Other Information

        Item 1. Legal Proceedings                                           17

        Item 6. Exhibits and Reports on Form 8-K                            17


Signatures                                                                  18

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                          ------------------------       --------------------------
                                            2002            2001           2002             2001
                                          --------        --------       --------        ----------
                                                         (Restated)                      (Restated)
Revenues
  Services (leasing and other)            $172,231        $176,037       $517,499        $  530,775
  Net sales                                144,570         137,712        437,571           477,406
                                          --------        --------       --------        ----------
                                           316,801         313,749        955,070         1,008,181
Other income                                 5,195           8,150         15,360            27,522
                                          --------        --------       --------        ----------
                                           321,996         321,899        970,430         1,035,703

Costs and expenses
  Cost of services                         109,630         107,096        326,249           318,926
  Cost of sales                            120,171         111,739        358,176           397,884
  General and administrative                32,352          36,139        103,734           108,968
  Interest                                  19,439          21,865         59,681            63,273
                                          --------        --------       --------        ----------
/1/                                        281,592         276,839        847,840           889,051
                                          --------        --------       --------        ----------
Income before income taxes                  40,404          45,060        122,590           146,652

Provision for income taxes
  Current                                      493           9,810          8,838            30,171
  Deferred                                  14,831             (68)        36,907            19,813
                                          --------        --------       --------        ----------
                                            15,324           9,742         45,745            49,984
                                          --------        --------       --------        ----------
Net income                                $ 25,080        $ 35,318       $ 76,845        $   96,668
                                          ========        ========       ========        ==========

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                September 30,    December 31,
                                                                    2002             2001
                                                                -------------    ------------
                                                                                  (Restated)
Assets
------

Cash and cash equivalents                                        $   17,262       $   11,131
Short-term investments                                               74,814          110,107
Accounts receivable, primarily due within one year                  130,695          134,611
Accounts and notes receivable, affiliates                            44,543           57,294
Inventories, net of LIFO reserves of $32,569
  ($31,712 at December 31, 2001)                                    120,921          134,775
Prepaid expenses and deferred charges                                14,977           14,354
Advances to parent company, principally at LIBOR plus 1%            387,865          383,312
Railcar lease fleet, net                                          1,583,815        1,606,364
Intermodal tank container fleet, net                                293,892          296,739
Fixed assets, net                                                   197,459          200,154
Investment in aircraft direct financing lease                        24,827           26,611
Other assets                                                         58,663           56,055
                                                                 ----------       ----------
  Total assets                                                   $2,949,733       $3,031,507
                                                                 ==========       ==========

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                                 $   48,337       $   62,457
Accrued liabilities                                                 236,976          281,672
Borrowed debt, including $57,811 due within one year
  ($99,235 at December 31, 2001)                                  1,058,006        1,145,063
                                                                 ----------       ----------
                                                                  1,343,319        1,489,192

Deferred income taxes and investment tax credits                    514,826          477,681
Minority interest liability                                          85,492           82,383

Stockholder's equity
  Common stock and additional capital                               265,061          265,061
  Retained earnings                                                 741,035          717,190
                                                                 ----------       ----------
    Total stockholder's equity                                    1,006,096          982,251
                                                                 ----------       ----------
      Total liabilities and stockholder's equity                 $2,949,733       $3,031,507
                                                                 ==========       ==========

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        --------------------------
                                                                           2002             2001
                                                                        ---------        ---------
                                                                                         (Restated)
Cash flows from operating activities:
  Net income                                                            $  76,845        $  96,668
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       113,196          125,830
      Deferred taxes                                                       36,907           19,813
      Gain on disposition of railcars and other fixed assets               (2,311)          (6,437)
      Other non-cash income and expenses                                    6,326            8,073
      Changes in assets and liabilities:
        Accounts receivable                                                20,844           (1,703)
        Inventories                                                        17,229           24,585
        Prepaid expenses and deferred charges                                 196           (2,431)
        Accounts payable and accrued expenses                             (63,686)         (24,657)
                                                                        ---------        ---------
Net cash provided by operating activities                                 205,546          239,741

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets            (87,081)        (161,315)
  Decrease (increase) in short-term investments                            33,758          (54,014)
  Increase in advance to parent                                            (6,361)         (32,480)
  Increase in other assets                                                   (700)            (776)
  Proceeds from disposals of railcars and other fixed assets               10,216           12,375
  Purchases of businesses, net of cash acquired                            (9,074)              --
                                                                        ---------        ---------
Net cash used in investing activities                                     (59,242)        (236,210)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                   1,642          113,380
  Principal payments of borrowed debt                                     (88,845)         (73,630)
  Cash dividends                                                          (53,000)         (65,000)
                                                                        ---------        ---------
Net cash used in financing activities                                    (140,203)         (25,250)
Effect of exchange rates on cash and cash equivalents                          30           (1,234)
                                                                        ---------        ---------
Net increase (decrease) in cash and cash equivalents                        6,131          (22,953)
Cash and cash equivalents at beginning of year                             11,131           33,665
                                                                        ---------        ---------
Cash and cash equivalents at end of period                              $  17,262        $  10,712
                                                                        =========        =========
Cash paid during the period for:
  Interest (net of amount capitalized)                                  $  60,373        $  62,466
  Income taxes                                                             10,269           33,615

            See notes to condensed consolidated financial statements

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1. UNION TANK CAR COMPANY (the "Company") is a wholly-owned subsidiary of Marmon Holdings, Inc. ("Marmon Holdings"), substantially all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

     In connection with realignment of the holdings of Marmon Holdings, at the close of business on June 30, 2002, the Company distributed the stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o and Pan American Screw, Inc. to Marmon Industrial LLC, Marmon Industrial LLC distributed the stock of the Company to Marmon Holdings and Marmon Holdings contributed the stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company to the Company. As a result of such realignment, (i) Marmon Holdings owns all of the Company's capital stock, (ii) the Company ceased to own any capital stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o or Pan American Screw, Inc. and (iii) the Company owns all of the capital stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company. The transactions have been accounted for on an "as if pooled" basis and, accordingly, the financial statements have been restated to reflect these transactions for comparative purpose for all periods presented.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     The 2002 interim results presented herein are not necessarily indicative of the results of operations for the full year 2002.

3. As more fully described in the Company's 2001 Annual Report on Form 10-K, under an arrangement with Marmon Holdings, the Company is included in the consolidated federal income tax return of Marmon Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are borne by the Company's parent. For the nine months ended September 30, 2002 and 2001, the Company's parent absorbed gains of $774 and $1,269, respectively.

6. The Company's short-term investments consist of commercial paper with original maturities between four and six months.

7. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $21,980 at December 31, 2001. There were no foreign currency forward contracts outstanding at September 30, 2002.

8.   Accounting for Goodwill and Intangible Assets

     The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. The Company performed the initial impairment tests as of January 1, 2002 and the results indicated no reporting entities with impairment. The $15.7 million carrying amount of goodwill is classified in Other Assets in the condensed consolidated balance sheet.

     The following table provides comparative earnings had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------    ---------------------
                                 2002           2001        2002         2001
                               ---------     ---------    --------    ---------
                                            (Restated)                (Restated)

     Reported net income       $ 25,080      $ 35,318     $ 76,845     $ 96,668
     Goodwill amortization            -         2,002            -        6,847
                               ---------     ---------    --------    ---------
     Adjusted net income       $ 25,080      $ 37,320     $ 76,845     $103,515
                               =========     =========    ========    =========

9.   Consolidating Financial Information

Condensed consolidating statements of income for the three months ended September 30, 2002 and 2001 are as follows:

                                                   Three Months Ended September 30, 2002
                                                   -------------------------------------

                                     Union Tank Car     Procor        Other
                                        Company        Holdings    Subsidiaries   Eliminations   Consolidated
                                     -------------    ---------    ------------   ------------   ------------
Revenues
   Services                            $ 112,618      $  15,911     $  54,857      $ (11,155)     $ 172,231
   Net sales                               7,184            992       138,070         (1,676)       144,570
                                       ---------      ---------     ---------      ---------      ---------
                                         119,802         16,903       192,927        (12,831)       316,801
Other income                              (1,357)         2,468         1,764          2,320          5,195
                                       ---------      ---------     ---------      ---------      ---------
                                         118,445         19,371       194,691        (10,511)       321,996
Costs and expenses
   Cost of services                       73,588         10,087        37,110        (11,155)       109,630
   Cost of sales                           7,355          1,012       113,480         (1,676)       120,171
   General and administrative              9,900          1,102        21,350              -         32,352
   Interest                               12,713            743         3,663          2,320         19,439
                                       ---------      ---------     ---------      ---------      ---------
                                         103,556         12,944       175,603        (10,511)       281,592
                                       ---------      ---------     ---------      ---------      ---------
Income before income taxes                14,889          6,427        19,088              -         40,404
Provision for income taxes                 6,468          2,018         6,838              -         15,324
                                       ---------      ---------     ---------      ---------      ---------
Net income                             $   8,421      $   4,409     $  12,250      $       -      $  25,080
                                       =========      =========     =========      =========      =========




                                              Three Months Ended September 30, 2001 (Restated)
                                              -------------------------------------

                                     Union Tank Car     Procor        Other
                                        Company        Holdings    Subsidiaries   Eliminations   Consolidated
                                     -------------    ---------    ------------   ------------   ------------

Revenues
   Services                            $ 113,505      $  16,333     $  52,526      $  (6,327)     $ 176,037
   Net sales                               8,049          6,031       130,725         (7,093)       137,712
                                       ---------      ---------     ---------      ---------      ---------
                                         121,554         22,364       183,251        (13,420)       313,749
Other income                                (973)         3,512         2,418          3,193          8,150
                                       ---------      ---------     ---------      ---------      ---------
                                         120,581         25,876       185,669        (10,227)       321,899
Costs and expenses
   Cost of services                       67,862         10,990        34,571         (6,327)       107,096
   Cost of sales                           7,764          5,903       105,165         (7,093)       111,739
   General and administrative             10,570            963        24,606              -         36,139
   Interest                               13,668          1,214         3,790          3,193         21,865
                                       ---------      ---------     ---------      ---------      ---------
                                          99,864         19,070       168,132        (10,227)       276,839
                                       ---------      ---------     ---------      ---------      ---------
Income before income taxes                20,717          6,806        17,537              -         45,060
Provision for income taxes                 8,125         (5,019)        6,636              -          9,742
                                       ---------      ---------     ---------      ---------      ---------
Net income                             $  12,592      $  11,825     $  10,901      $       -      $  35,318
                                       =========      =========     =========      =========      =========

Condensed consolidating statements of income for the nine months ended September 30, 2002 and 2001 are as follows:

                                    Nine Months Ended September 30, 2002
                                    ------------------------------------
                                 Union Tank Car     Procor        Other
                                    Company        Holdings    Subsidiaries     Eliminations    Consolidated
                                 --------------    --------    ------------     ------------    ------------
Revenues
   Services                         $339,929       $48,031       $162,836        $(33,297)         $517,499
   Net sales                          30,891         4,896        408,836          (7,052)          437,571
                                    --------       -------       --------        --------          --------
                                     370,820        52,927        571,672         (40,349)          955,070
Other income                            (700)        4,396          5,115           6,549            15,360
                                    --------       -------       --------        --------          --------
                                     370,120        57,323        576,787         (33,800)          970,430
Costs and expenses
   Cost of services                  220,858        29,461        109,227         (33,297)          326,249
   Cost of sales                      31,489         4,891        328,848          (7,052)          358,176
   General and administrative         29,870         2,682         71,182               -           103,734
   Interest                           39,827         2,308         10,997           6,549            59,681
                                    --------       -------       --------        --------          --------
                                     322,044        39,342        520,254         (33,800)          847,840
                                    --------       -------       --------        --------          --------
Income before income taxes            48,076        17,981         56,533               -           122,590
Provision for income taxes            19,191         5,985         20,569               -            45,745
                                    --------       -------       --------        --------          --------
Net income                          $ 28,885       $11,996       $ 35,964        $      -          $ 76,845
                                    ========       =======       ========        ========          ========



                                    Nine Months Ended September 30, 2001 (Restated)
                                    ------------------------------------
                                 Union Tank Car     Procor        Other
                                   Company         Holdings    Subsidiaries     Eliminations    Consolidated
                                 --------------    --------    ------------     ------------    ------------
Revenues
   Services                         $350,937       $51,829       $161,394        $(33,385)       $  530,775
   Net sales                          25,349        18,974        447,537         (14,454)          477,406
                                    --------       -------       --------        --------        ----------
                                     376,286        70,803        608,931         (47,839)        1,008,181
Other income                          (1,240)        8,028         11,705           9,029            27,522
                                    --------       -------       --------        --------        ----------
                                     375,046        78,831        620,636         (38,810)        1,035,703
Costs and expenses
   Cost of services                  216,203        30,720        105,388         (33,385)          318,926
   Cost of sales                      24,385        17,504        370,449         (14,454)          397,884
   General and administrative         29,958         2,901         76,109               -           108,968
   Interest                           40,045         3,419         10,780           9,029            63,273
                                    --------       -------       --------        --------        ----------
                                     310,591        54,544        562,726         (38,810)          889,051
                                    --------       -------       --------        --------        ----------
Income before income taxes            64,455        24,287         57,910               -           146,652
Provision for income taxes            25,763         2,045         22,176               -            49,984
                                    --------       -------       --------        --------        ----------
Net income                          $ 38,692       $22,242       $ 35,734        $      -        $   96,668
                                    ========       =======       ========        ========        ==========

Condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001 are as follows:

                                                         September 30, 2002
                                                         ------------------

                                               Union Tank Car       Procor           Other
                                                  Company          Holdings       Subsidiaries      Eliminations     Consolidated
                                               --------------    ------------     ------------      ------------     ------------
Assets
------
Cash and cash equivalents                         $       127       $  14,715      $   $ 2,420        $        -      $    17,262
Short-term investments                                      -          74,814                -                 -           74,814
Accounts receivable                                    21,096           9,014          101,165              (580)         130,695
Accounts and notes receivable, affiliates                   -             486           44,057                 -           44,543
Inventories, net                                       17,688           3,842           99,391                 -          120,921
Prepaid expenses and deferred charges                   4,688           3,390            6,080               819           14,977
Advances to parent company                            273,183         (11,524)         126,551              (345)         387,865
Railcar lease fleet, net                            1,311,339         116,307          156,169                 -        1,583,815
Intermodal tank container lease fleet, net                  -               -          293,892                 -          293,892
Fixed assets, net                                      91,669          14,321           91,469                 -          197,459
Investment in direct financing lease                        -          24,827                -                 -           24,827
Investment in subsidiaries                            740,683               -          171,375          (912,058)               -
Other assets                                              424             743           58,239              (743)          58,663
                                                  -----------       ---------      -----------        ----------      -----------
      Total assets                                $ 2,460,897       $ 250,935      $ 1,150,808        $ (912,907)     $ 2,949,733
                                                  ===========       =========      ===========        ==========      ===========

Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                  $    27,754       $     792      $    20,141        $     (350)     $    48,337
Accrued liabilities                                   166,310           6,821           61,288             2,557          236,976
Borrowed debt                                         850,342          33,986          173,678                 -        1,058,006
                                                  -----------       ---------      -----------        ----------      -----------
                                                    1,044,406          41,599          255,107             2,207        1,343,319

Deferred income taxes and investment tax
  credits                                             396,163          50,812           67,851                 -          514,826
Minority interest liability                                 -               -           86,235              (743)          85,492

Stockholder's equity
  Common stock and additional capital                 388,022          13,012          426,896          (562,869)         265,061
  Retained earnings                                   582,617         159,698          350,160          (351,440)         741,035
  Equity adjustment from foreign currency
    translation                                        49,689         (14,186)         (35,441)              (62)               -
                                                  -----------       ---------      -----------        ----------      -----------
    Total stockholder's equity                      1,020,328         158,524          741,615          (914,371)       1,006,096
                                                  -----------       ---------      -----------        ----------      -----------
      Total liabilities and stockholder's
       equity                                     $ 2,460,897       $ 250,935      $ 1,150,808        $ (912,907)     $ 2,949,733
                                                  ===========       =========      ===========        ==========      ===========

                                                    December 31, 2001 (Restated)
                                                    -----------------

                                                Union Tank Car       Procor          Other
                                                   Company          Holdings      Subsidiaries     Eliminations      Consolidated
                                                --------------    ------------    ------------     ------------      ------------
Assets
------
Cash and cash equivalents                          $        60       $   8,590     $     2,481       $        -       $    11,131
Short-term investments                                       -         110,107               -                -           110,107
Accounts receivable                                     26,721          15,805          92,640             (555)          134,611
Accounts and notes receivable, affiliates                    -               1          57,293                -            57,294
Inventories, net                                        21,993           4,914         107,868                -           134,775
Prepaid expenses and deferred charges                    5,563             881           6,950              960            14,354
Advances to parent company                             149,657         (50,474)        284,662             (533)          383,312
Railcar lease fleet, net                             1,315,178         123,159         168,027                -         1,606,364
Intermodal tank container lease fleet, net                   -               -         296,739                -           296,739
Fixed assets, net                                       96,345          14,600          89,209                -           200,154
Investment in direct financing lease                         -          26,611               -                -            26,611
Investment in subsidiaries                             849,700               -         148,389         (998,089)                -
Other assets                                               507             640          55,548             (640)           56,055
                                                   -----------       ---------     -----------       ----------       -----------
      Total assets                                 $ 2,465,724       $ 254,834     $ 1,309,806       $ (998,857)      $ 3,031,507
                                                   ===========       =========     ===========       ==========       ===========

Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                   $    27,168       $   2,413     $    33,105       $     (229)      $    62,457
Accrued liabilities                                    206,231          12,173          60,611            2,657           281,672
Borrowed debt                                          922,533          48,646         173,884                -         1,145,063
                                                   -----------       ---------     -----------       ----------       -----------
                                                     1,155,932          63,232         267,600            2,428         1,489,192

Deferred income taxes and investment tax
  credits                                              358,142          45,381          73,325              833           477,681
Minority interest liability                                  -               -           4,956           77,427            82,383

Stockholder's equity
  Common stock and additional capital                  354,980          13,012         493,621         (596,552)          265,061
  Retained earnings                                    546,622         147,702         505,888         (483,022)          717,190
  Equity adjustment from foreign currency
    translation                                         50,048         (14,493)        (35,584)              29                 -
                                                   -----------       ---------     -----------       ----------       -----------
    Total stockholder's equity                         951,650         146,221         963,925       (1,079,545)          982,251
                                                   -----------       ---------     -----------       ----------       -----------
      Total liabilities and stockholder's
       equity                                      $ 2,465,724       $ 254,834     $ 1,309,806       $ (998,857)      $ 3,031,507
                                                   ===========       =========     ===========       ==========       ===========

Condensed consolidating statements of cash flows for the nine months ended September 30, 2002 and 2001 are as follows:

                                                                    Nine Months Ended September 30, 2002
                                                                    ------------------------------------

                                                    Union Tank Car    Procor        Other
                                                       Company       Holdings    Subsidiaries   Eliminations    Consolidated
                                                    --------------  ---------    ------------   ------------    ------------

Net cash provided by operating activities:            $  87,000      $ 24,493       $ 94,053       $      -       $ 205,546

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                        (59,333)         (715)       (27,033)             -         (87,081)
  Decrease in short-term investments                          -        33,758              -              -          33,758
  Decrease (increase) in advance to parent               92,597       (38,950)       (33,580)       (26,428)         (6,361)
  Increase in other assets                                    -             -           (700)             -            (700)
  Proceeds from disposals of railcars and other
    fixed assets                                          4,994         1,190          4,032              -          10,216
  Purchases of businesses, net of cash acquired               -             -         (9,074)             -          (9,074)
                                                      ---------     ---------      ---------      ---------       ---------
Net cash provided by (used in) investing
  activities                                             38,258        (4,717)       (66,355)       (26,428)        (59,242)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                     -             -          1,642              -           1,642
  Principal payments of borrowed debt                   (72,191)      (13,678)        (2,976)             -         (88,845)
  Cash dividends                                        (53,000)            -        (26,428)        26,428         (53,000)
                                                      ---------     ---------      ---------      ---------       ---------
Net cash (used in) provided by financing
  activities                                           (125,191)      (13,678)       (27,762)        26,428        (140,203)
Effect of exchange rates on cash and cash
  equivalents                                                 -            27              3              -              30
                                                      ---------     ---------      ---------      ---------       ---------
Net increase (decrease) in cash and cash
  equivalents                                                67         6,125            (61)             -           6,131

Cash and cash equivalents at beginning of year               60         8,590          2,481              -          11,131
                                                      ---------     ---------      ---------      ---------       ---------
Cash and cash equivalents at end of period            $     127      $ 14,715       $  2,420       $      -        $ 17,262
                                                      =========     =========      =========      =========       =========

                 Nine Months Ended September 30, 2001 (Restated)
                 ------------------------------------

                                                     Union Tank Car    Procor      Other
                                                         Company      Holdings  Subsidiaries  Eliminations  Consolidated
                                                     --------------  ---------  ------------  ------------  ------------
Net cash provided by operating activities:             $  92,685     $  17,694    $ 129,362      $     -     $ 239,741

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                        (129,652)       (1,550)     (30,113)           -      (161,315)
  Increase in short-term investments                           -       (54,014)           -            -       (54,014)
  Decrease (increase) in advance to parent                49,239        28,348     (106,812)      (3,255)      (32,480)
  Increase in other assets                                   (20)            -         (756)           -          (776)
  Proceeds from disposals of railcars and other
    fixed assets                                           3,735         2,326        6,314            -        12,375
                                                       ---------     ---------    ---------      -------     ---------
Net cash used in investing activities                    (76,698)      (24,890)    (131,367)      (3,255)     (236,210)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                110,000             -        3,380            -       113,380
  Principal payments of borrowed debt                    (63,234)       (6,440)      (3,956)           -       (73,630)
  Cash dividends                                         (65,000)       (3,255)           -        3,255       (65,000)
                                                       ---------     ---------    ---------      -------     ---------
Net cash (used in) provided by financing
  activities                                             (18,234)       (9,695)        (576)       3,255       (25,250)
Effect of exchange rates on cash and cash
  equivalents                                                  -        (1,178)         (56)           -        (1,234)
                                                       ---------     ---------    ---------      -------     ---------
Net decrease in cash and cash equivalents                 (2,247)      (18,069)      (2,637)           -       (22,953)
Cash and cash equivalents at beginning of year             4,494        23,111        6,060            -        33,665
                                                       ---------     ---------    ---------      -------     ---------
Cash and cash equivalents at end of period             $   2,247     $   5,042    $   3,423      $     -     $  10,712
                                                       =========     =========    =========      =======     =========


10.  Segment Information

                                                                                  Intermodal
                                                                                     Tank
                                                                  Metals           Container                         Consolidated
                                                Railcar        Distribution         Leasing         All Other           Totals
                                               ---------      --------------     ------------      -----------     ----------------
                                                                              (Dollars in Millions)
Three months ended September 30, 2002
-------------------------------------
Revenues from external customers                $ 142.6             $ 100.2           $ 19.8          $  54.2           $   316.8
Income before income taxes                         29.4                 3.1              1.3              6.6                40.4

Three months ended September 30, 2001*
--------------------------------------
Revenues from external customers                $ 143.1             $ 102.4           $ 18.4          $  49.9           $   313.8
Income before income taxes                         34.2                 2.6              1.8              6.5                45.1

Nine months ended September 30, 2002
------------------------------------
Revenues from external customers                $ 437.9             $ 306.7           $ 58.9          $ 151.6           $   955.1
Income before income taxes                         87.4                 9.7              4.1             21.4               122.6

Nine months ended September 30, 2001*
-------------------------------------
Revenues from external customers                $ 464.4             $ 332.3           $ 55.9          $ 155.6           $ 1,008.2
Income before income taxes                        108.4                 7.3              6.2             24.8               146.7

*  Restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

At the close of business on June 30, 2002, the Company became a direct subsidiary of Marmon Holdings, Inc. Previously, the Company was an indirect subsidiary of Marmon Holdings. In conjunction with a realignment of operations of Marmon Holdings, the Company distributed the stock of three subsidiaries which encompass a portion of its fasteners business.

The Company also received a contribution of the stock of three other companies:
(i) Amarillo Gear Company (primarily a manufacturer of right angle gear drives for cooling tower and air-cooled heat exchanger applications), (ii) Penn Machine Company (primarily supplies wheel, axle and gear sets for light rail transit), and (iii) WCTU Railway Company (a short-line railroad operation). These three operations are included in All Other in the Segment Information financial statement footnote table.

The realignment did not have, and is not expected to have, a material impact on the results of operations and financial condition of the Company. The Company's distribution and receipt of contribution of subsidiary stock transactions have been accounted for on an "as if pooled" basis and, accordingly, the financial statements have been restated to reflect these transactions for all periods presented.

Results of Operations
---------------------
3rd Quarter 2002 versus 2001
----------------------------
Performance of the railcar and tank container leasing businesses continues to be adversely affected by the continuing general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization. Service revenues decreased $3.8 million primarily due to decreased railcar service revenues ($4.8 million), partly offset by increased revenues from intermodal tank container operations ($1.5 million). Gross margin on service revenues decreased $6.3 million primarily due to weaker railcar service operations ($5.5 million).

Sales revenues increased $6.9 million primarily due to increased sulphur processing operations and plant sales ($6.9 million) and increased sales of railcars ($4.1 million), partly offset by decreased sales of metal products ($2.8 million) and mobile railcar moving vehicles ($1.3 million). Gross margin on sales revenues decreased $1.6 million primarily due to decreased margin on metal products sales ($3.1 million). Cost of sales in the third quarter of 2001 included $2.5 million goodwill amortization.

Other income decreased $3.0 million mainly due to reduced interest income ($1.8 million) reflective of lower average interest rates.

Income taxes for the third quarter of 2001 reflected a decrease in deferred taxes of $8.0 million due to an enacted Canadian tax rate reduction.

Nine Months 2002 versus 2001
----------------------------
Performance of the railcar and tank container leasing businesses continues to be adversely affected by the continuing general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization. Service revenues decreased $13.3 million primarily due to decreased railcar service revenues ($13.2 million). Gross margin on service revenues decreased $20.6 million primarily due to weaker railcar service operations ($18.0 million).

Demand for new railcars remained weak, resulting in continuing low levels of production and capacity utilization. Demand for the products of the metals distribution business was also adversely impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $39.8 million primarily due to reduced sales of railcars ($13.4 million) and metal products ($26.5 million). Cost of sales in the first nine months of 2001 included $8.5 million goodwill amortization.

Other income decreased $12.2 million mainly due to reduced interest income ($5.8 million) reflective of lower average interest rates. Additionally, other income for the nine months of 2001 included a gain from disposals of liquefied petroleum gas storage caverns in Canada ($3.9 million).

Income taxes for the nine months of 2001 reflected a decrease in deferred taxes of $8.0 million due to an enacted Canadian tax rate reduction.

Financial Condition and Liquidity
---------------------------------
Nine Months 2002 versus 2001
----------------------------
Operating activities provided $205.5 million of cash in the first nine months of 2002. These funds, along with redemption of short-term investments, were used to service borrowed debt obligations, finance railcar additions, and pay dividends and advance funds to the Company's stockholder.

It is the Company's policy to pay a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to the Company's stockholder and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid to the Company. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company.

During the first nine months of 2002, the Company spent $87.1 million for construction and purchase of railcars and other fixed assets. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first nine months of 2002, the Company's financing activities included $88.8 million for principal repayments on borrowed debt and $53.0 million for cash dividends. Net cash used in financing activities was $140.2 million.

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

Forward-Looking Statements
--------------------------

This quarterly report on Form 10-Q for the quarter ended September 30, 2002 contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those set forth herein. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by the Company such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, there had been no significant change to the Company's exposure to market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this report, the Company carried out an evaluation, under the supervision of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

     b. Reports on Form 8-K during the quarter ended September 30, 2002

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNION TANK CAR COMPANY

                                             REGISTRANT


Dated:  November 13, 2002                    /s/ Mark J. Garrette
                                             ---------------------------------
                                                 Mark J. Garrette
                                             Vice President
                                             (principal financial officer
                                             and principal accounting officer)



                                 CERTIFICATIONS

I, Kenneth P. Fischl, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Tank Car Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                                    /s/ Kenneth P. Fischl
                                                    ------------------
                                                    Kenneth P. Fischl
                                                    Principal Executive Officer

I, Mark J. Garrette, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Tank Car Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                                /s/ Mark J. Garrette
                                                -------------------------
                                                    Mark J. Garrette
                                                    Principal Financial Officer