Form 10-K
period 2002-12-31
UNION TANK CAR CO
filed 2003-03-25
CIK 100923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]                  SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [ ]                  SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to___________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                             UNION TANK CAR COMPANY

                                    FORM 10-K

                          Year Ended December 31, 2002

                                    CONTENTS

Section                                                                                         Page
-------                                                                                         ----
Part I.
     Item 1        Business ................................................................       2
     Item 2        Properties ..............................................................       9
     Item 3        Legal Proceedings .......................................................      10
     Item 4        Submission of Matters to a Vote of Security Holders .....................      10

Part II.
     Item 5        Market for Registrant's Common Equity
                     and Related Stockholder Matters .......................................      11
     Item 6        Selected Financial Data .................................................      11
     Item 7        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations .............................................      11
     Item 7A       Disclosures about Market Risk ...........................................      17
     Item 8        Financial Statements and Supplementary Data .............................      18
     Item 9        Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure ..............................................      47

Part III.
     Item 10       Directors and Executive Officers of the Registrant ......................      47
     Item 11       Executive Compensation ..................................................      49
     Item 12       Security Ownership of Certain Beneficial Owners and Management ..........      50
     Item 13       Certain Relationships and Related Transactions ..........................      50
     Item 14       Controls and Procedures .................................................      50

Part IV.
     Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K .........      51

Signatures .................................................................................      52

                                     PART I

ITEM 1.  BUSINESS

General

UNION TANK CAR COMPANY (with its wholly-owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas
J. Pritzker, deceased.

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

As of December 31, 2002, the Company's railcar fleet comprised 64,464 tank cars and 16,236 railway cars of other types. A total of 29,416 railcars were added to the lease fleet during the ten years ended December 31, 2002. These railcars accounted for approximately 40% of total railcar lease revenues during 2002. Most of the Company's railcars were built by the Company or to its specifications and the rest were purchased from other sources.

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

Substantially all of the Company's railcars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand railcars and ranging from one to twenty years. The average term of leases entered into during 2002 for newly-manufactured railcars was approximately six years. The average term of leases entered into during 2002 for used railway tank cars and other railcars was approximately three years. Under the terms of most leases, the Company agrees to provide a full range of services, including railcar repair and maintenance. The Company supplies relatively few railcars directly to railroads. The Company markets its railcars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the railcar lease fleet, the Company maintains data processing systems that contain information about each railcar, including mechanical specifications, maintenance and repair data, and lease terms.

The Company maintains repair facilities at strategic points throughout the United States and Canada. In addition to work performed by the Company, certain maintenance and repair work is performed for the Company's account by railroads when railroad inspection determines the need for such work under the interchange rules of the Association of American Railroads ("AAR").

The Company is not subject to regulation or supervision as a common carrier. The Company's railcars are subject to construction, safety and maintenance regulations of the Department of Transportation, various other government agencies and the AAR. These regulations have required, and may in the future require, the Company to make significant modifications to certain of its railcars from time to time.

The Company's facilities for manufacturing and assembling railway tank cars are located in East Chicago, Indiana and Sheldon, Texas. The Company also operates North America's largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites. Principal shops are located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland and Sheldon, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan.

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

       Intermodal Tank Container Leasing

Subsidiaries of the Company own, manage, lease and maintain intermodal tank containers. The container fleet consists of a wide range of equipment for the global transportation, distribution and storage of bulk liquids, chemicals and gases, which allows the Company to service the full range of customer requirements. These customers include the international chemical industry and logistics operators specializing in bulk liquid transportation. Unlike railway tank cars or over-the-road tank semi-trailers, intermodal tank containers are capable of transporting cargo by way of multiple modes of transportation including road, rail or ship.

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

       Fasteners

Subsidiaries of the Company manufacture and distribute a wide range of fasteners worldwide to manufacturers of furniture, household appliances, industrial and agricultural equipment.

       Other Railway Equipment and Services

A subsidiary of the Company manufactures mobile railcar moving vehicles for in-plant and yard switching. Another subsidiary of the Company manufactures wheels, axles and gear sets for light rail transit. Other subsidiaries provide contract switching services to companies with on-site rail yards.

       Containment Vessel Head Manufacturing

A subsidiary of the Company manufactures and distributes metal containment vessel heads, primarily made of steel, to the metal containment vessel construction industry.

       Gear Drive Manufacturing

Subsidiaries of the Company manufacture right-angle gear drives for industrial applications and wind machines used to protect fruits and vegetables from frost.

Recent Developments

At the close of business on June 30, 2002, the Company distributed the stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o and Pan American Screw, Inc. to Marmon Industrial LLC (MIC), MIC distributed the stock of the Company to Holdings and Holdings contributed the stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company to the Company. As a result of such realignment, (i) Holdings owns all of the Company's capital stock, (ii) the Company ceased to own any capital stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o or Pan American Screw, Inc. and (iii) the Company owns all of the capital stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company. The transactions have been accounted for as a change in reporting entity on an "as if pooled" basis and, accordingly, all financial and other information has been restated to reflect these transactions for comparative purpose for all periods presented. The impact of this realignment is not material.

Segment Information

The principal activity of the Company's primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

                                                                                Intermodal
                                                                                   Tank
                                                               Metals           Container                       Consolidated
                                            Railcar         Distribution         Leasing         All Other         Totals
                                           ----------      --------------     --------------    -----------     ----------------
                                                                          (Dollars in Millions)
2002
----
Revenues from external customers              $ 572.3             $ 405.0            $ 80.2         $ 200.9            $ 1,258.4
Interest income                                     -                   -                 -            13.9                 13.9
Interest expense                                 65.0                 0.1              13.1             0.1                 78.3
Depreciation and amortization                   119.0                 4.4              22.1             7.6                153.1
Income before income taxes                      111.7                11.1               6.4            23.9                153.1
Segment assets                                1,853.4               181.8             318.9           582.5              2,936.6
Expenditures for long-lived assets               86.0                 6.3              24.8             5.6                122.7


2001 (Restated)
----
Revenues from external customers              $ 619.5             $ 427.4            $ 74.7         $ 208.2            $ 1,329.8
Interest income                                   0.1                   -                 -            20.0                 20.1
Interest expense                                 71.4                 0.2              13.9             0.1                 85.6
Depreciation and amortization                   122.2                13.8              21.5            10.2                167.7
Income before income taxes                      135.7                10.5               8.4            28.8                183.4
Segment assets                                1,897.6               185.6             319.8           628.5              3,031.5
Expenditures for long-lived assets              178.9                 4.4              26.9             5.1                215.3


2000 (Restated)
----
Revenues from external customers              $ 698.0             $ 494.1            $ 29.7         $ 217.2            $ 1,439.0
Interest income                                   0.2                   -                 -            22.8                 23.0
Interest expense                                 70.5                 0.2               5.3             0.6                 76.6
Depreciation and amortization                   122.6                15.4               7.4            13.6                159.0
Income before income taxes                      168.7                20.1               1.7            36.0                226.5
Segment assets                                1,876.8               224.6             312.3           530.1              2,943.8
Expenditures for long-lived assets              178.7                 5.1              23.8             5.6                213.2

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

                                                                          Long-lived
                                                  Revenues                  Assets
                                              ----------------        ----------------
                                                        (Dollars in Millions)
             2002
             ----
             United States                           $ 1,015.5               $ 1,772.6
             Canada                                      146.8                   171.0
             Other countries                              96.1                   209.4
                                              ----------------        ----------------
               Consolidated total                    $ 1,258.4               $ 2,153.0
                                              ================        ================

             2001 (Restated)
             ----
             United States                           $ 1,056.2               $ 1,767.9
             Canada                                      162.9                   184.4
             Other countries                             110.7                   233.6
                                              ----------------        ----------------
               Consolidated total                    $ 1,329.8               $ 2,185.9
                                              ================        ================

             2000 (Restated)
             ----
             United States                           $ 1,171.7               $ 1,703.7
             Canada                                      180.8                   231.4
             Other countries                              86.5                   233.1
                                              ----------------        ----------------
               Consolidated total                    $ 1,439.0               $ 2,168.2
                                              ================        ================

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

In the metals distribution business, the Company has numerous competitors, both large and small. The Company is one of the largest participants in the distribution of its class of products. Principal competitive factors include price, availability of product and service.

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

Employees

As of December 31, 2002, the Company had approximately 5,330 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2002, the Company spent approximately $2.5 million on remediation and related matters, compared with $5.3 million and $8.2 million in 2001 and 2000, respectively. The Company expects to spend approximately $4.7 million in 2003 on similar activities.

Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

ITEM 2. PROPERTIES

In management's opinion, the Company's properties are in good condition, substantially utilized and adequate to meet the Company's current and reasonably anticipated future needs.

The Company estimates that its plant facilities were utilized during the year at an average of approximately 30% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 70% for sulphur processing, 60% for fastener production, 75% for railcar moving vehicles manufacturing, 50% for light rail transit product manufacturing, 70% for containment vessel head manufacturing, and 65% for gear drive manufacturing.

Railcars

The Company owns approximately 84% of its total lease fleet of 80,700 railcars, of which 64,464 are tank cars and 16,236 are other railway freight cars. Of the approximately 67,842 owned railcars, 57,000 are free of liens. Railcars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

Facilities for the manufacturing and assembling of railcars are located at East Chicago, Indiana and Sheldon, Texas, together occupying about 165 acres.

Railcar Servicing and Repair Shops

The Company operates a network of shops for repairing and servicing railcars. Principal shops owned by the Company are located at Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland and Sheldon, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan. Several other repair shops and small repair points are strategically located throughout the United States and Canada.

Metals Distribution

Subsidiaries of the Company maintain numerous distribution warehouses and business offices, which are located throughout North America and Europe. There are more than 25 warehouse and distribution centers from which products are distributed to customers.

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 26,300 owned/managed intermodal tank containers which consists of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,500 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 71% of its intermodal tank container and drop frame tank chassis fleet, of which approximately 24% are free of liens.

Sulphur Processing

A subsidiary of the Company owns facilities in Canada which process liquefied sulphur into crystalline slates and granules and handle the formed product. The Company also owns facilities in North America for the manufacture and distribution of sulphur bentonite products and micronutrients.

Fasteners

The Company owns fastener manufacturing facilities in Montreal, Quebec and Jiashan, China. In addition, the Company leases several warehouses in Canada and China.

Other Railway Equipment Facilities

A subsidiary of the Company owns a mobile railcar moving vehicle manufacturing facility in LaGrange, Georgia. Another subsidiary of the Company owns a wheels and axles manufacturing facility in Johnstown, Pennsylvania.

Containment Vessel Head Manufacturing Facilities

A subsidiary of the Company owns a metal containment vessel head manufacturing facility in Sheldon, Texas.

Gear Drive Manufacturing Facilities

Subsidiaries of the Company own a gear drive manufacturing facility in Amarillo, Texas and a wind machine manufacturing facility in Exeter, California.

Other Properties

The Company and its subsidiaries maintain numerous other manufacturing facilities, sales and business offices, and warehouses, most of which are leased, throughout North America and Europe.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA
                                                                For the year ended December 31,
                                  -------------------------------------------------------------------------------------------
                                       2002               2001*              2000*              1999*              1998*
                                  ----------------    --------------    ---------------    ---------------    ---------------
                                                                     (Dollars in Thousands)
Revenues
  Services                           $   691,707       $   708,006        $   673,818        $   632,219        $   585,648
  Net sales                              566,703           621,786            765,183            785,161            702,118
Net income                                96,749           116,651            145,967            131,307            141,509
Ratio of earnings to
  fixed charges                             2.48 x            2.65 x             3.26 x             3.22 x             3.50 x
At year end:
  Total assets                       $ 2,936,583       $ 3,031,507        $ 2,943,775        $ 2,646,397        $ 2,449,444
  Long-term obligations                  961,199         1,045,828          1,035,408            941,890            821,319

* Restated to reflect the June 30, 2002 realignment of the Company and certain subsidiaries. See "Recent Developments" caption of Item 1 for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report on Form 10-K for the year ended December 31, 2002 contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those set forth herein. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by the Company such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries.

2002 versus 2001

Results of Operations

Performance of the railcar leasing businesses continues to be adversely affected by the continuing general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization. Service revenues decreased $16.3 million primarily due to decreased railcar leasing and service revenues ($19.4 million), offset by increased intermodal tank containers leasing business ($5.5 million). Gross margin on service revenues decreased $27.4 million primarily due to lower fleet utilization and higher maintenance costs.

The Company's railcar lease fleet utilization decreased during 2002, however, utilization has remained in a range of 93% to 98% during the last five years. Utilization rates of the Company's existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly-manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2002 for newly-manufactured railcars was approximately six years, and the average term of leases entered into for used railcars was approximately three years.

Demand for new railcars remained weak, resulting in continuing low levels of production and capacity utilization. Demand for the products of the metals distribution business was also adversely impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $55.1 million primarily due to reduced sales of railcars ($27.7 million) and metal products ($22.7 million). Cost of sales in 2001 included $11.1 million of goodwill amortization.

Other income decreased $11.4 million due to, among other things, an environmental provision ($2.4 million). Additionally, other income for 2001 included a gain from disposals of liquefied petroleum gas storage caverns in Canada ($3.9 million).

Financial Condition and Liquidity

Operating activities provided $282.7 million of cash in 2002. These funds, along with the proceeds from the redemption of short-term investments, were used to service borrowed debt obligations, finance railcar additions, and pay dividends to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 2002, the Company spent $122.7 million for construction and purchase of railcars and other fixed assets. Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 80% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

In 2002, the Company used $141.3 million for principal repayments on borrowed debt and $67.0 million for cash dividends. Net cash used in financing activities was $204.9 million.

Management expects that the future cash to be provided by operating activities, long-term financings, and repayment of funds previously advanced to parent will be adequate to provide for the continued expansion of the Company's business and enable it to meet its debt service obligations.

Approximately 16% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining railcars are free of liens.

The following table presents the scheduled cash inflows and outflows for the railcar leasing business over the next five years based on leases and railcar-related indebtedness outstanding as of December 31, 2002:

                                                    2003           2004            2005           2006            2007
                                                 -----------    ----------      ----------     -----------     ----------
                                                                           (Dollars in Millions)
Railcar Leasing Cash Inflows
----------------------------
Minimum future lease rentals                        $ 391.6        $ 306.0         $ 235.1         $ 162.7        $ 106.9

Railcar Leasing Cash Outflows
-----------------------------
Minimum future lease payments                          70.0           73.1            96.3            93.5           78.0
Principal and interest amount of obligations           87.7          120.9            72.7           125.4          240.2
                                                 ----------     ----------      ----------     -----------     ----------
Excess (Deficit) of inflows over outflows           $ 233.9        $ 112.0          $ 66.1         $ (56.2)      $ (211.3)
                                                 ==========     ==========      ==========     ===========     ==========

The minimum future lease rentals above relate to railcar leases in effect at December 31, 2002. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

In addition, maturities of debt obligations and interest payments for the intermodal tank container leasing business over the next five years are as follows: $23,365 in 2003, $23,520 in 2004, $22,598 in 2005, $23,677 in 2006 and
$22,602 in 2007.

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $22.0 million at December 31, 2001. There were no foreign currency forward contracts outstanding at December 31, 2002.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgements based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that, of its significant accounting policies (see "Summary of Accounting Principles and Practices" more fully described in Note 2 in Item 8), the following policies involve a higher degree of judgement and/or complexity.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretion requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At December 31, 2002, the Company did not have any unconsolidated variable interest entities.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 is not expected to have a material impact on the Company's consolidated financial statements or financial position.

The Company has one residual value guarantee totalling $2.1 million until March 2006 and several performance guarantees totalling $2.9 million until August 2006. Additionally, the Company provides warranties on certain products for varying lengths of time. Changes to the Company's product warranty accrual during the year are as follows:

                                                            2002                  2001
                                                      -----------------     -----------------
                                                             (Dollars in Thousands)
         Balance, beginning of year                               $ 877                 $ 975
         Warranties issued                                          293                   899
         Settlements                                               (446)                 (997)
                                                      -----------------     -----------------
         Balance, end of year                                     $ 724                 $ 877
                                                      =================     =================

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management's assessment of various factors, including claims experience.

In August 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides additional guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted the new rule as of January 1, 2002. The adoption of the new rule had no material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rule on asset retirement obligations on January 1, 2003. The effect of adoption of SFAS No. 143 is not anticipated to have a material effect on the Company's results of operations or financial position.

2001 versus 2000

Results of Operations

Performance of the railcar and tank container leasing businesses was adversely affected in all major markets by the general economic slowdown. Demand for existing equipment decreased resulting in downward pressure on both lease rental rates and fleet utilization. While service revenues increased $34.2 million, this was primarily due to the inclusion of the incremental revenues associated with the intermodal tank container operations ($45.0 million) acquired in September 2000. Railcar leasing and service revenues decreased $4.7 million. Gross margin on service revenues increased $7.9 million. This was also primarily due to the inclusion of the intermodal tank container operations ($21.6 million) acquired in September 2000, which was offset by weaker railcar leasing and service results ($13.1 million).

Although the Company's railcar lease fleet utilization decreased during 2001, utilization has remained in a range of 95% to 98% during the last five years. Utilization rates of the Company's existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company's fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly-manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2001 for newly-manufactured railcars was approximately eight years, and the average term of leases entered into for used railcars was approximately three years.

Demand for new railcars declined, resulting in lower production and lower capacity utilization. Demand for the products of the metals distribution business was adversely impacted by the general economic slowdown in the U.S. As a result, overall sales revenues decreased $143.4 million primarily due to reduced sales of railcars ($73.3 million) and metal products ($66.8 million). Gross margin on sales revenues decreased $30.2 million primarily due to the same factors which impacted sales revenues. A reserve of $4.7 million was established in 2001 to cover anticipated costs associated with the suspension of new railway tank car manufacturing at the Oakville, Ontario, Canada facility in the second quarter of 2002.

General and administrative expenses increased $6.0 million primarily due to the incremental expenses associated with the intermodal tank container operations ($5.7 million) acquired in September 2000.

Interest expense increased $9.0 million mainly due to the full year impact of the $180 million senior secured notes issued to acquire the intermodal tank container leasing business in September 2000.

Provision for income taxes decreased $13.7 million primarily due to lower income before taxes and the benefit of enacted tax rate reduction on deferred taxes for the Company's Canadian subsidiaries ($9.2 million).

Financial Condition and Liquidity

Operating activities provided $353.7 million of cash in 2001. These funds, along with proceeds from issuance of debt, were used to provide for railcar additions, service borrowed debt obligations, pay dividends and advance funds to the Company's stockholder. It is the Company's policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

In 2001, the Company spent $215.3 million for construction and purchase of railcars and other fixed assets. Of the capital expenditures for construction and purchase of railcars and other fixed assets over the past five years, approximately 83% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

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

The following table provides information about the Company's debt obligations with fair value sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and estimated fair value of the Company's debt obligations.

                                                                                                                  Fair Value
                              2003        2004        2005        2006        2007      Thereafter     Total       12-31-2002
                             ------      ------      ------      ------      ------     ----------   ----------   -----------
                                                                 (Dollars in Millions)
Fixed rate debt              $ 44.0      $ 81.0      $ 41.4      $ 91.5     $ 216.0        $ 530.6    $ 1,004.5    $  1,159.1
Average interest rate          7.38%       7.05%       8.30%       7.09%       7.04%          7.09%        7.14%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                                Page
                                                                                                ----
     Report of Independent Auditors .........................................................    19

     Financial Statements

       Consolidated statement of income for each of the three years in ......................
         the period ended December 31, 2002                                                      20

       Consolidated balance sheet - December 31, 2002 and 2001 ..............................    21

       Consolidated statement of stockholder's equity for each of the three
         years in the period ended December 31, 2002 ........................................    22

       Consolidated statement of cash flows for each of the three ...........................
         years in the period ended December 31, 2002                                             23

       Notes to consolidated financial statements ...........................................    24

                         REPORT OF INDEPENDENT AUDITORS

TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

In 2002, as discussed in Note 19, the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards Board Statement No. 142.

                                                               ERNST & YOUNG LLP


Chicago, Illinois
March 11, 2003

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                             (Dollars in Thousands)

                                                                         For the Year Ended December 31,
                                                         ----------------------------------------------------------------
                                                                2002                   2001                   2000
                                                         ------------------     ------------------     ------------------
                                                                                    (Restated)             (Restated)
Revenues
   Services (leasing and other)                                   $ 691,707              $ 708,006              $ 673,818
   Net sales                                                        566,703                621,786                765,183
                                                         ------------------     ------------------     ------------------
                                                                  1,258,410              1,329,792              1,439,001
Interest income                                                      13,858                 20,097                 23,037
Other income                                                          2,094                 13,538                 16,269
                                                         ------------------     ------------------     ------------------
                                                                  1,274,362              1,363,427              1,478,307
Costs and expenses
   Cost of services                                                 437,689                426,594                400,324
   Cost of sales                                                    465,945                523,806                636,966
   General and administrative                                       139,386                143,966                137,928
   Interest expense                                                  78,289                 85,626                 76,613
                                                         ------------------     ------------------     ------------------
                                                                  1,121,309              1,179,992              1,251,831
                                                         ------------------     ------------------     ------------------
Income before income taxes                                          153,053                183,435                226,476

Provision for income taxes                                           56,304                 66,784                 80,509
                                                         ------------------     ------------------     ------------------

Net income                                                         $ 96,749              $ 116,651              $ 145,967
                                                         ==================     ==================     ==================
Ratio of earnings to fixed charges                                     2.48 x                2.65 x                 3.26 x
                                                         ==================     ==================     ==================

                 See Notes to Consolidated Financial Statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                                                                   December 31,
                                                                                      ---------------------------------------
                                                                                            2002                  2001
                                                                                      ------------------    -----------------
                                                                                                                (Restated)
Assets
------

Cash and cash equivalents                                                                      $ 40,222              $ 11,131
Short-term investments                                                                           75,187               110,107
Accounts receivable, primarily due within one year, less allowance
  for doubtful accounts of $11,151 in 2002 and $9,613 in 2001                                   122,674               134,611
Accounts and notes receivable, affiliates                                                        44,921                57,294
Inventories, net of LIFO reserves of $32,683 in 2002
  and $31,712 in 2001                                                                           132,479               134,775
Prepaid expenses and deferred charges                                                            13,715                14,354
Advances to parent company, principally at LIBOR plus 1%                                        354,339               383,312
Railcar lease fleet, net                                                                      1,579,029             1,606,364
Intermodal tank container lease fleet, net                                                      294,939               296,739
Fixed assets, net                                                                               198,114               200,154
Investment in direct financing lease                                                             24,434                26,611
Other assets                                                                                     56,530                56,055
                                                                                      -----------------     -----------------
    Total assets                                                                            $ 2,936,583           $ 3,031,507
                                                                                      =================     =================



Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                                                               $ 53,596              $ 62,457
Accrued rent                                                                                     93,033                91,473
Accrued liabilities                                                                             162,620               190,199
Borrowed debt                                                                                 1,007,532             1,145,063
                                                                                      -----------------     -----------------
                                                                                              1,316,781             1,489,192

Deferred income taxes and investment tax credits                                                521,162               477,681
Minority interest                                                                                86,640                82,383

Stockholder's equity
  Common stock, no par value; 1,000 shares authorized and issued                                106,689               106,689
  Additional capital                                                                            158,372               158,372
  Retained earnings                                                                             746,939               717,190
                                                                                      -----------------     -----------------
   Total stockholder's equity                                                                 1,012,000               982,251
                                                                                      -----------------     -----------------
    Total liabilities and stockholder's equity                                              $ 2,936,583           $ 3,031,507
                                                                                      =================     =================

                 See Notes to Consolidated Financial Statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  Years Ended December 31, 2002, 2001 and 2000

                             (Dollars in Thousands)

                                                       Common            Additional          Retained
                                                       Stock              Capital            Earnings              Total
                                                   --------------      --------------     ---------------     ----------------
Balance at December 31, 1999 as previously
    reported                                            $ 106,689            $ 96,865           $ 635,575            $ 839,129
Adjustment to reflect change in reporting entity                -              24,913              (6,003)              18,910
                                                   --------------      --------------     ---------------     ----------------

Balance at December 31, 1999 as adjusted                  106,689             121,778             629,572              858,039

Capital contribution                                            -              36,594                   -               36,594
Net income                                                      -                   -             145,967              145,967
Cash dividends                                                  -                   -             (98,000)             (98,000)
                                                   --------------      --------------     ---------------     ----------------
Balance at December 31, 2000                              106,689             158,372             677,539              942,600

Net income                                                      -                   -             116,651              116,651
Cash dividends                                                  -                   -             (77,000)             (77,000)
                                                   --------------      --------------     ---------------     ----------------

Balance at December 31, 2001                              106,689             158,372             717,190              982,251

Net income                                                      -                   -              96,749               96,749
Cash dividends                                                  -                   -             (67,000)             (67,000)
                                                   --------------      --------------     ---------------     ----------------
Balance at December 31, 2002                            $ 106,689           $ 158,372           $ 746,939          $ 1,012,000
                                                   ==============      ==============     ===============     ================

                 See Notes to Consolidated Financial Statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                        For the Year Ended December 31,
                                                                             ---------------------------------------------------
                                                                                  2002               2001               2000
                                                                             -------------      -------------     --------------
                                                                                                  (Restated)        (Restated)
Cash flows from operating activities:
  Net income                                                                      $ 96,749          $ 116,651          $ 145,967
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                153,102            167,692            159,003
      Deferred taxes                                                                42,448             14,523             13,176
      Gain on disposition of railcars and other fixed assets                        (1,288)            (6,302)            (3,798)
      Other non-cash income and expenses                                             7,232             13,580              5,701
      Changes in operating assets and liabilities                                  (15,519)            47,581            (25,722)
                                                                             -------------      -------------     --------------
Net cash provided by operating activities                                          282,724            353,725            294,327

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets                    (122,726)          (215,344)          (213,195)
  (Increase) decrease in short-term investments                                     33,758            (54,014)           (23,947)
  (Increase) decrease in advance to parent                                          36,278            (73,134)            39,857
  (Increase) decrease in other assets and investments                               (1,014)              (897)              (677)
  Proceeds from disposals of railcars and other fixed assets                        13,925             22,855             15,241
  Purchases of businesses, net of cash acquired                                     (9,074)                 -           (284,445)
                                                                             -------------      -------------     --------------
Net cash used in investing activities                                              (48,853)          (320,534)          (467,166)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                            3,412            114,247            184,157
  Proceeds from sale-leaseback transactions                                              -                  -            150,026
  Principal payments of borrowed debt                                             (141,313)           (91,556)           (44,774)
  Cash dividends                                                                   (67,000)           (77,000)           (98,000)
                                                                             -------------      -------------     --------------
Net cash (used in) provided by financing activities                               (204,901)           (54,309)           191,409

Effect of exchange rates on cash and cash equivalents                                  121             (1,416)              (495)
                                                                             -------------      -------------     --------------
Net increase (decrease) in cash and cash equivalents                                29,091            (22,534)            18,075

Cash and cash equivalents at beginning of year                                      11,131             33,665             15,590
                                                                             -------------      -------------     --------------
Cash and cash equivalents at end of year                                          $ 40,222           $ 11,131           $ 33,665
                                                                             =============      =============     ==============

                 See Notes to Consolidated Financial Statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

1. Ownership

UNION TANK CAR COMPANY (with its wholly-owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the "Company") is a wholly-owned subsidiary of Marmon Holdings, Inc. ("Holdings"). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, "Pritzker family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

At the close of business on June 30, 2002, the Company distributed the stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o and Pan American Screw, Inc. to Marmon Industrial LLC (MIC), MIC distributed the stock of the Company to Holdings and Holdings contributed the stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company to the Company. As a result of such realignment, (i) Holdings owns all of the Company's capital stock, (ii) the Company ceased to own any capital stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o or Pan American Screw, Inc. and (iii) the Company owns all of the capital stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company. The transactions have been accounted for as a change in reporting entity on an "as if pooled" basis and, accordingly, all financial and other information has been restated to reflect these transactions for comparative purpose for all periods presented. The impact of this realignment is not material.

       Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.

       Short-Term Investments

Short-term investments consist of commercial paper with original maturities between four and six months.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Receivables and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable as well as establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Uncollectiable receivables are charged against the allowance for doubtful accounts when approved by management after all collection efforts have been exhausted.

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

       Depreciation and Fixed Assets Accounting

Railcars, intermodal tank containers and fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are principally: railcars, 20-30 years; intermodal tank containers, 20 years; buildings and improvements, 10-30 years; and machinery and equipment, 3-20 years.

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful lives or, if shorter, the remaining useful lives of the related assets. Maintenance and repairs are charged to expense when incurred.

Gains or losses on disposals are included in other income, except for those related to railcar and intermodal tank containers disposals which are included in cost of services.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Translation adjustments and transaction gains and losses are borne by the Company's parent. For the years ended December 31, 2002, 2001 and 2000, the Company's parents absorbed a gain of $1,344, a gain of $954, and a loss of $938, respectively.

       Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Finished goods represented approximately 75% of net inventories at December 31, 2002.

       Fair Value of Financial Instruments

All book value amounts for financial instruments approximate the instruments' fair value except for borrowed debt discussed in Note 7.

       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

3.     Railcar Lease Data

Railcars are leased directly to several hundred shippers, located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 10% of consolidated lease revenues. Each lease involves one to several thousand railcars, normally for periods ranging from one to twenty years. The average term of leases entered into during 2002 for newly-manufactured railcars was approximately six years. The average term of leases entered into during 2002 for used railway tank cars and other railcars was approximately three years. Under the terms of most of the leases, the Company agrees to provide a full range of services including railcar repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 2002:

                                              Operating
                                                Leases
                                             -----------
          2003                               $   391,567
          2004                                   306,041
          2005                                   235,086
          2006                                   162,684
          2007                                   106,854
          2008 and thereafter                    211,411
                                             -----------
            Totals                           $ 1,413,643
                                             ===========

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Lease Fleet and Fixed Assets

                                                                                       December 31,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                           ----------------      ---------------
                   Railcar lease fleet
                     Gross cost                                            $      3,025,939      $     2,987,559
                     Less accumulated depreciation                               (1,446,910)          (1,381,195)
                                                                           ----------------      ---------------
                                                                           $      1,579,029      $     1,606,364
                                                                           ================      ===============

                   Intermodal tank container lease fleet
                     Gross cost                                            $        345,370      $       325,903
                     Less accumulated depreciation                                  (50,431)             (29,164)
                                                                           ----------------      ---------------
                                                                           $        294,939      $       296,739
                                                                           ================      ===============
                   Fixed assets, at cost
                     Land                                                  $         18,061      $        15,791
                     Buildings and improvements                                     186,557              181,066
                     Machinery and equipment                                        326,844              320,767
                                                                           ----------------      ---------------
                                                                                    531,462              517,624
                       Less accumulated depreciation                               (333,348)            (317,470)
                                                                           ----------------      ---------------
                                                                           $        198,114      $       200,154
                                                                           ================      ===============

5.   Investment in Direct Financing Lease

In 1987, one of the Company's Canadian subsidiaries entered into a Canadian dollar denominated lease of a passenger airplane to a scheduled commercial air carrier for an 18-year period.

Minimum future rentals to be received on the lease are as follows at December 31, 2002:

                        2003                         $      5,332
                        2004                                5,332
                        2005                                5,332
                                                     ------------
                          Total                      $     15,996
                                                     ============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment is recoverable from future lease payments and estimated residual value, as follows:

                                                                        December 31,
                                                          -------------------------------------
                                                               2002                  2001
                                                          ---------------       ---------------
                Minimum future lease rentals              $        15,996       $        21,060
                Estimated residual value                           15,105                14,916
                                                          ---------------       ---------------

                Gross investment                                   31,101                35,976
                Less unearned income                               (6,667)               (9,365)
                                                          ---------------       ---------------
                Net investment                            $        24,434       $        26,611
                                                          ===============       ===============

6. Lease Commitments

The Company, as lessee, has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

At December 31, 2002, future minimum rental commitments for all noncancelable leases are as follows:

                                                                Operating Leases
                                              --------------------------------------------------
                                                  Sale-
                                                Leaseback          Others             Total
                                              -------------     -------------     --------------
                2003                          $      68,427     $       6,069     $       74,496
                2004                                 71,465             5,239             76,704
                2005                                 94,663             4,066             98,729
                2006                                 91,824             3,272             95,096
                2007                                 76,267             2,917             79,184
                2008 and thereafter                 429,435            19,996            449,431
                                              -------------     -------------     --------------
                                              $     832,081     $      41,559     $      873,640
                                              =============     =============     ==============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum future sublease revenue to be received under existing railcar sale-leaseback leases as of December 31, 2002 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.


                                                         Sale-
                                                       Leaseback
                                                         Leases
                                                    ----------------

                2003                                $         75,606
                2004                                          64,174
                2005                                          49,338
                2006                                          34,293
                2007                                          22,591
                2008 and thereafter                           45,827
                                                    ----------------
                                                    $        291,829
                                                    ================

Sublease rentals recorded as revenue for the years ended December 31, 2002, 2001 and 2000 were approximately $87,000, $94,000 and $93,000, respectively.

Rentals charged to costs and expenses were $77,726, $79,065 and $72,914 in 2002, 2001 and 2000, respectively.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Borrowed Debt

                                                                                                December 31,
                                                                                    --------------------------------------
                                                                                          2002                   2001
                                                                                    ----------------        --------------
    Unsecured notes, due from 2003 - 2009 at 6.11% -7.45% (average rate of 7.01%
    as of December 31, 2002 and 6.92% as of December 31, 2001)                      $        475,000      $        515,000

    Senior secured notes, due from 2010 - 2016 at 6.79% - 7.68% (average rate of
    7.19% as of  December 31, 2002 and 7.20% as of December 31, 2001)                        367,357               381,000

    Equipment obligations, payable periodically through 2009 at 6.50% - 9.34%
    (average rate of 7.10% as of December 31, 2002 and 8.16% as of December
    31, 2001)                                                                                144,567               226,808

    Other long-term borrowings, payable periodically through 2014 (average rate
    of 9.52% as of December 31, 2002 and 10.10% as of December 31, 2001)                      20,608                22,255
                                                                                    ----------------      ----------------
                                                                                    $      1,007,532      $      1,145,063
                                                                                    ================      ================

In June 2001, the Company issued $110,000 principal amount of Senior Secured Notes. Interest on the notes is payable semiannually on June 1 and December 1, commencing December 1, 2001 at the rate of 6.82% per annum. Principal is payable annually commencing on June 1, 2002 and continuing until maturity on June 1, 2016. The notes are secured by approximately 1,900 railcars with an original cost of approximately $123,000 and 1,100 intermodal tank containers and wheeled chassis with an original cost of approximately $23,800.

Senior secured notes of $100,000 are secured by railcars with an original cost of $132,638 and $132,582 at December 31, 2002 and 2001, respectively. Senior secured notes of $161,000 are secured by intermodal tank containers assets with an original cost of approximately $240,000 and the future stream of leasing income on such intermodal tank containers.

Equipment obligations are secured by railcars with an original cost of $403,522 and $735,056 at December 31, 2002 and 2001, respectively.

The Company's Canadian subsidiaries have approximately $8,590 of credit lines available on a no-fee basis. No amounts were outstanding as of December 31, 2002 and 2001.

Maturities of debt obligations for the years 2003 - 2007 are as follows: $46,333 in 2003, $81,655 in 2004, $41,415 in 2005, $91,487 in 2006 and $215,963 in 2007.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of borrowed debt is as follows:

                                                       December 31,
                                           -------------------------------------
                                                2002                  2001
                                           ---------------       ---------------

     Unsecured notes                           $   544,916           $   539,403
     Senior secured notes                          431,204               397,127
     Equipment obligations                         162,297               242,359
     Other long-term borrowings                     23,623                25,937
                                           ---------------       ---------------
                                               $ 1,162,040           $ 1,204,826
                                           ===============       ===============

The current fair value of the Company's borrowed debt is estimated by discounting the future interest and principal cash flows at the Company's estimated incremental borrowing rate at the respective year-end for debt with similar maturities.

8. Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with Holdings, federal income taxes, before consideration of tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, Holdings on this basis. If deductions and credits available to Holdings' entire consolidated group exceed those which can be used on its tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

Undistributed earnings of the Company's non-U.S. subsidiaries reflect full provision for non-U.S. income taxes. However, since the earnings are indefinitely reinvested in non-U.S. operations, no provision has been made for taxes that might be payable upon remittance of approximately $260 million of such earnings nor is it practicable to determine the amount of any such liability.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the provision for income taxes:

                                                              2002                  2001                  2000
                                                        ----------------      ----------------      ----------------
          State
            Current                                     $          2,026      $          3,113      $          3,807
            Deferred                                                (769)                1,827                   (56)
          Federal
            Current                                                5,751                20,934                38,844
            Deferred and investment tax credit                    37,173                33,207                18,438
          Foreign
            Current                                                6,079                28,214                24,682
            Deferred and investment tax credit                     6,044               (20,511)               (5,206)
                                                        ----------------      ----------------      ----------------
                Total                                   $         56,304      $         66,784      $         80,509
                                                        ================      ================      ================

In 2002, 2001, and 2000, the Company paid foreign withholding taxes of $2,821, $2,557 and $1,210, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

                                              2002                  2001                  2000
                                        ----------------      ----------------      ----------------
          Domestic                      $        128,691      $        151,216      $        180,614
          Foreign                                 24,362                32,219                45,862
                                        ----------------      ----------------      ----------------
                Total                   $        153,053      $        183,435      $        226,476
                                        ================      ================      ================

Income tax effects of significant items which resulted in effective tax rates of 36.8% in 2002, 36.4% in 2001, and 35.5% in 2000 follow:

                                                                        2002                  2001                   2000
                                                                   ---------------       --------------        ---------------
          Income taxes at 35% federal statutory rate               $        53,569       $       64,202        $        79,267
          Increase (decrease) resulting from:
            Amortization of investment tax credits                          (1,399)              (1,989)                (1,876)
            State income taxes, net of federal income tax benefit              548                3,850                  2,419
            Excess tax provided on foreign income                            3,578                6,960                  1,166
            Amortization of goodwill                                             -                1,576                  2,133
            Effect of Canadian tax rate decrease on foreign
               deferred taxes                                                    -               (9,207)                     -
            Other, net                                                           8                1,392                 (2,600)
                                                                   ---------------       --------------        ---------------
                 Total income taxes                                $        56,304       $       66,784        $        80,509
                                                                   ===============       ==============        ===============

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

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of net deferred tax balances are as follows:


                                                       2002                2001
                                                   ---------------    -------------

   Excess of tax over book depreciation            $      (530,422)   $    (491,662)
   Other                                                   (29,995)         (31,551)
                                                   ---------------    -------------
           Gross liabilities                              (560,417)        (523,213)


   Expenses per books not yet deductible for tax            29,338           33,575
   Other                                                    17,932           21,342
                                                    --------------    -------------
           Gross assets                                     47,270           54,917

   Deferred investment tax credits                          (8,015)          (9,385)
                                                    --------------    -------------
   Net deferred income tax liability                $     (521,162)   $    (477,681)
                                                    ==============    =============

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next six years) in the gross amount of $1,800 at December 31, 2002 and $2,200 at December 31, 2001.

9.    Contingencies

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, and, in the opinion of management, their ultimate resolution will not have a material effect on the Company's consolidated financial position or results of operations.

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability and products liability exposures, as well as certain workers' compensation liabilities in states where it is authorized to do so. The Company maintains no property damage insurance on its railcars or intermodal tank containers. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims. The Company reserves the full estimated value of claims, it does not discount its claims liability.

The Company has no environmental matters currently pending which are significant to the Company's results of operations or financial condition, either individually or in the aggregate. See further discussion of such matters under the "Environmental Matters" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 is not expected to have a material impact on the Company's consolidated financial statements or financial position.

The Company has one residual value guarantee totalling $2.1 million until March 2006 and several performance guarantees totalling $2.9 million until August 2006. Additionally, the Company provides warranties on certain products for varying lengths of time. Changes to the Company's product warranty accrual during the year are as follows:

                                             2002                  2001
                                       ----------------    ----------------
                                             (Dollars in Thousands)

      Balance, beginning of year       $            877    $            975
      Warranties issued                             293                 899
      Settlements                                  (446)               (997)
                                       ----------------    ----------------
      Balance, end of year             $            724    $            877
                                       ================    ================

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management's assessment of various factors, including claims experience.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Pension Benefits

Substantially all of the Company's employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 2002, 2001 and 2000 was $12,525, $12,395 and $11,406,
respectively.

As of December 31, 2002, the Company's defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company's funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans' termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan income was $140, $335 and $590 for 2002, 2001 and 2000, respectively. Accrued pension costs recognized in the consolidated balance sheet were $3,717 at December 31, 2002 and 2001.

11.    Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and copayment provisions, Medicare supplements and other limitations. At December 31, 2002 and 2001, the liability for postretirement health care and life insurance benefits was $4,735 and $4,420 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $724, $696 and $686 in 2002, 2001 and 2000, respectively.

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

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Consolidating Financial Information

The following condensed consolidating statements for the years ended December 31, 2002, 2001 and 2000 are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

In 2002, Procor Limited restructured a part of its railcar leasing business. Procor Limited transferred a number of the railcars it owned to Procor Leasing Inc. ("PLI") in exchange for the Class A Preferred Shares of PLI. PLI then transferred these same cars to a new limited partnership, Procor LP, in exchange for a 98% limited partnership interest in Procor LP. Procor Limited owns a 2% general partnership interest in Procor LP. Therefore, the Procor Limited financial information for 2002 is not comparable to the 2001 and 2000 information.

Condensed consolidating statements of income for the years ended December 31, 2002, 2001 and 2000 are as follows:

                          Year Ended December 31, 2002
                          ----------------------------

                                    Union Tank Car          Procor             Other
                                        Company            Limited         Subsidiaries       Eliminations       Consolidated
                                   ------------------    -------------     --------------    --------------     --------------
Revenues
   Services                        $          446,457    $      26,548     $      259,251    $      (40,549)   $       691,707
   Net sales                                   30,957            6,002            539,059            (9,315)           566,703
                                   ------------------    -------------     --------------    --------------    ---------------
                                              477,414           32,550            798,310           (49,864)         1,258,410
Other income                                      700            5,986                439             8,827             15,952
                                   ------------------    -------------     --------------    --------------    ---------------
                                              478,114           38,536            798,749           (41,037)         1,274,362
Costs and expenses
   Cost of services                           292,148           22,887            163,203           (40,549)           437,689
   Cost of sales                               33,252            5,728            436,280            (9,315)           465,945
   General and administrative                  39,666            1,118             98,602                 -            139,386
   Interest                                    51,946            3,091             14,425             8,827             78,289
                                   ------------------    -------------     --------------    --------------    ---------------
                                              417,012           32,824            712,510           (41,037)         1,121,309
                                   ------------------    -------------     --------------    --------------    ---------------
Income before income taxes                     61,102            5,712             86,239                 -            153,053
Provision for income taxes                     26,015            1,116             29,173                 -             56,304
                                   ------------------    -------------     --------------    --------------    ---------------
Net income                         $           35,087    $       4,596     $       57,066    $            -    $        96,749
                                   ==================    =============     ==============    ==============    ===============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Consolidating Financial Information (Continued)

                          Year Ended December 31, 2001
                          ----------------------------

                                      Union Tank Car         Procor             Other
                                         Company            Limited         Subsidiaries      Eliminations       Consolidated
                                   ------------------    -------------     --------------    --------------    ---------------
Revenues
   Services                        $          469,121    $      69,123     $      214,319    $      (44,557)   $       708,006
   Net sales                                   39,442           23,472            578,612           (19,740)           621,786
                                   ------------------    -------------     --------------    --------------    ---------------
                                              508,563           92,595            792,931           (64,297)         1,329,792
Other income                                     (715)          10,457             12,883            11,010             33,635
                                   ------------------    -------------     --------------    --------------    ---------------
                                              507,848          103,052            805,814           (53,287)         1,363,427
Costs and expenses
   Cost of services                           290,324           40,442            140,385           (44,557)           426,594
   Cost of sales                               38,766           26,962            477,818           (19,740)           523,806
   General and administrative                  40,085            3,927             99,954                 -            143,966
   Interest                                    54,247            5,888             14,481            11,010             85,626
                                   ------------------    -------------     --------------    --------------    ---------------
                                              423,422           77,219            732,638           (53,287)         1,179,992
                                   ------------------    -------------     --------------    --------------    ---------------
Income before income taxes                     84,426           25,833             73,176                 -            183,435
Provision for income taxes                     37,684              748             28,352                 -             66,784
                                   ------------------    -------------     --------------    --------------    ---------------
Net income                         $           46,742    $      25,085     $       44,824    $            -    $       116,651
                                   ==================    =============     ==============    ==============    ===============


                          Year Ended December 31, 2000
                          ----------------------------

                                      Union Tank Car         Procor             Other
                                         Company            Limited         Subsidiaries      Eliminations       Consolidated
                                   ------------------    -------------     --------------    --------------    ---------------
Revenues
   Services                        $          469,117    $      76,329     $      149,396    $      (21,024)   $       673,818
   Net sales                                  121,832           27,830            640,648           (25,127)           765,183
                                   ------------------    -------------     --------------    --------------    ---------------
                                              590,949          104,159            790,044           (46,151)         1,439,001
Other income                                     (776)           9,484             15,022            15,576             39,306
                                   ------------------    -------------     --------------    --------------    ---------------
                                              590,173          113,643            805,066           (30,575)         1,478,307
Costs and expenses
   Cost of services                           267,083           41,053            113,212           (21,024)           400,324
   Cost of sales                              112,416           27,284            522,393           (25,127)           636,966
   General and administrative                  34,378            3,983             99,567                 -            137,928
   Interest                                    50,237            5,403              5,397            15,576             76,613
                                   ------------------    -------------     --------------    --------------    ---------------
                                              464,114           77,723            740,569           (30,575)         1,251,831
                                   ------------------    -------------     --------------    --------------    ---------------
Income before income taxes                    126,059           35,920             64,497                 -            226,476
Provision for income taxes                     38,826           13,759             27,924                 -             80,509
                                   ------------------    -------------     --------------    --------------    ---------------
Net income                         $           87,233    $      22,161     $       36,573    $            -    $       145,967
                                   ==================    =============     ==============    ==============    ===============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of December 31, 2002 and 2001 are as follows:

                                December 31, 2002
                                -----------------

                                              Union Tank Car        Procor            Other
                                                 Company           Limited        Subsidiaries     Eliminations       Consolidated
                                           ------------------   -------------    --------------   --------------    ---------------
Assets
------

Cash and cash equivalents                  $              159   $      36,622      $      3,441   $            -    $        40,222
Short-term investments                                      -          75,187                 -                -             75,187
Accounts receivable                                    21,654           2,429            99,000             (409)           122,674
Accounts and notes receivable, affiliates                   -               -            44,921                -             44,921
Inventories, net                                       25,330           4,261           102,888                -            132,479
Prepaid expenses and deferred charges                   6,244           2,409             5,647             (585)            13,715
Advances to parent                                    198,751         (44,677)          199,283              982            354,339
Railcar lease fleet, net                            1,311,642          25,674           241,713                -          1,579,029
Intermodal tank container lease fleet, net                  -               -           294,939                -            294,939
Fixed assets, net                                      89,925          14,319            93,870                -            198,114
Investment in direct financing lease                        -          24,434                 -                -             24,434
Investment in subsidiaries                            740,678          75,844           171,254         (987,776)                 -
Other assets                                              396             798            56,134             (798)            56,530
                                           ------------------   -------------    --------------   --------------    ---------------
      Total assets                         $        2,394,779   $     217,300    $    1,313,090   $     (988,586)   $     2,936,583
                                           ==================   =============    ==============   ==============    ===============


Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                           $           28,570   $       1,550    $       23,491   $          (15)   $        53,596
Accrued liabilities                                   188,795           5,294            59,254            2,310            255,653
Borrowed debt                                         810,326          33,014           164,192                -          1,007,532
                                           ------------------   -------------    --------------   --------------    ---------------
                                                    1,027,691          39,858           246,937            2,295          1,316,781

Deferred income taxes and investment tax
  credits                                             396,459          25,492            99,211                -            521,162
Minority interest                                           -               -            87,438             (798)            86,640

Stockholder's equity

  Common stock and additional capital                 358,475          13,012           284,115         (390,541)           265,061
  Retained earnings                                   563,855         152,298           630,466         (599,680)           746,939
  Equity adjustment from foreign currency
    translation                                        48,299         (13,360)          (35,077)             138                  -
                                           ------------------   -------------    --------------   --------------    ---------------

    Total stockholder's equity                        970,629         151,950           879,504         (990,083)         1,012,000
                                           ------------------   -------------    --------------   --------------    ---------------

      Total liabilities and stockholder's
       equity                              $        2,394,779   $     217,300    $    1,313,090   $     (988,586)   $     2,936,583
                                           ==================   =============    ==============   ==============    ===============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Consolidating Financial Information (Continued)

                                December 31, 2001
                                -----------------

                                               Union Tank Car     Procor            Other
                                                  Company         Limited        Subsidiaries     Eliminations      Consolidated
                                               --------------    ----------      ------------     ------------      ------------
Assets
------

Cash and cash equivalents                        $         60    $    8,590      $      2,481      $         -      $     11,131
Short-term investments                                      -       110,107                 -                -           110,107
Accounts receivable                                    26,721        15,805            92,640             (555)          134,611
Accounts and notes receivable, affiliates                   -             1            57,293                -            57,294
Inventories, net                                       21,993         4,914           107,868                -           134,775
Prepaid expenses and deferred charges                   5,563           881             6,950              960            14,354
Advances to parent                                    149,657       (50,474)          284,662             (533)          383,312
Railcar lease fleet, net                            1,315,178       123,159           168,027                -         1,606,364
Intermodal tank container lease fleet, net                  -             -           296,739                -           296,739
Fixed assets, net                                      96,345        14,600            89,209                -           200,154
Investment in direct financing lease                        -        26,611                 -                -            26,611
Investment in subsidiaries                            849,700             -           148,389         (998,089)                -
Other assets                                              507           640            55,548             (640)           56,055
                                                 ------------    ----------      ------------      -----------      ------------
      Total assets                               $  2,465,724    $  254,834      $  1,309,806      $  (998,857)     $  3,031,507
                                                 ============    ==========      ============      ===========      ============

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                 $     27,168    $    2,413      $     33,105      $      (229)     $     62,457
Accrued liabilities                                   206,231        12,173            60,611            2,657           281,672
Borrowed debt                                         922,533        48,646           173,884                -         1,145,063
                                                 ------------    ----------      ------------      -----------      ------------
                                                    1,155,932        63,232           267,600            2,428         1,489,192

Deferred income taxes and investment tax
  credits                                             358,142        45,381            73,325              833           477,681
Minority interest                                           -             -             4,956           77,427            82,383

Stockholder's equity
  Common stock and additional capital                 354,980        13,012           493,621         (596,552)          265,061
  Retained earnings                                   546,622       147,702           505,888         (483,022)          717,190
  Equity adjustment from foreign currency
    translation                                        50,048       (14,493)          (35,584)              29                 -
                                                 ------------    ----------      ------------      -----------      ------------
    Total stockholder's equity                        951,650       146,221           963,925       (1,079,545)          982,251
                                                 ------------    ----------      ------------      -----------      ------------
      Total liabilities and stockholder's
       equity                                    $  2,465,724    $  254,834      $  1,309,806      $  (998,857)     $  3,031,507
                                                 ============    ==========      ============      ===========      ============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                          Year Ended December 31, 2002
                          ----------------------------

                                                          Union Tank Car     Procor        Other
                                                              Company        Limited    Subsidiaries    Eliminations   Consolidated
                                                          --------------   -----------  ------------    ------------   ------------
Net cash provided by operating activities:                $      119,677   $   16,053   $    146,994    $          -   $    282,724

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                                 (83,842)      (1,093)       (37,791)              -       (122,726)
  Decrease in short-term investments                                   -       33,758              -               -         33,758
  Decrease (increase) in advance to parent                       135,636       (5,797)       (67,133)        (26,428)        36,278
  Increase in other assets                                             -            -         (1,014)              -         (1,014)
  Proceeds from disposals of railcars and other
    fixed assets                                                   7,835          853          5,237               -         13,925
  Purchases of businesses, net of cash acquired                        -            -         (9,074)              -         (9,074)
                                                          --------------   ----------   ------------    ------------   ------------
Net cash provided by (used in) investing activities               59,629       27,721       (109,775)        (26,428)       (48,853)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                              -            -          3,412               -          3,412
  Principal payments of borrowed debt                           (112,207)     (15,851)       (13,255)              -       (141,313)
  Cash dividends                                                 (67,000)           -        (26,428)         26,428        (67,000)
                                                          --------------   ----------   ------------    ------------   ------------
Net cash (used in) provided by financing activities             (179,207)     (15,851)       (36,271)         26,428       (204,901)

Effect of exchange rates on cash and cash equivalents                  -          109             12               -            121
                                                          --------------   ----------   ------------    ------------   ------------
Net increase in cash and cash equivalents                             99       28,032            960               -         29,091
Cash and cash equivalents at beginning of year                        60        8,590          2,481               -         11,131
                                                          --------------   ----------   ------------    ------------   ------------
Cash and cash equivalents at end of year                  $          159   $   36,622   $      3,441    $          -   $     40,222
                                                          ==============   ==========   ============    ============   ============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Consolidating Financial Information (Continued)

                          Year Ended December 31, 2001
                          ----------------------------

                                                         Union Tank Car     Procor          Other
                                                             Company        Limited      Subsidiaries   Eliminations   Consolidated
                                                         --------------   -----------    ------------   ------------   ------------
Net cash provided by operating activities:               $      168,755   $    28,516    $    156,454   $          -   $    353,725

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                               (176,798)       (2,079)        (36,467)             -       (215,344)
  Increase in short-term investments                                  -       (54,014)              -              -        (54,014)
  Decrease (increase) in advance to parent                       28,329        37,605         (96,982)       (42,086)       (73,134)
  Increase in other assets                                          (20)            -            (877)             -           (897)
  Proceeds from disposals of railcars and other
    fixed assets                                                  5,534         9,944           7,377              -         22,855
                                                         --------------   -----------    ------------   ------------   ------------
Net cash used in investing activities                          (142,955)       (8,544)       (126,949)       (42,086)      (320,534)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                       110,000             -           4,247              -        114,247
  Principal payments of borrowed debt                           (63,234)      (13,407)        (14,915)             -        (91,556)
  Cash dividends                                                (77,000)      (19,735)        (22,351)        42,086        (77,000)
                                                         --------------   -----------    ------------   ------------   ------------
Net cash (used in) provided by financing activities             (30,234)      (33,142)        (33,019)        42,086        (54,309)

Effect of exchange rates on cash and cash equivalents                 -        (1,351)            (65)             -         (1,416)
                                                         --------------   -----------    ------------   ------------   ------------
Net decrease in cash and cash equivalents                        (4,434)      (14,521)         (3,579)             -        (22,534)
Cash and cash equivalents at beginning of year                    4,494        23,111           6,060              -         33,665
                                                         --------------   -----------    ------------   ------------   ------------
Cash and cash equivalents at end of year                 $           60   $     8,590    $      2,481   $          -   $     11,131
                                                         ==============   ===========    ============   ============   ============

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Consolidating Financial Information (Continued)

                          Year Ended December 31, 2000
                          ----------------------------

                                                         Union Tank Car      Procor       Other
                                                             Company        Limited    Subsidiaries   Eliminations   Consolidated
                                                         --------------    ---------   ------------   ------------   ------------
Net cash provided by operating activities:               $      189,779    $  43,112   $     61,436   $          -   $    294,327

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                               (172,116)      (6,661)       (34,418)             -       (213,195)
  Increase in short-term investments                                  -      (23,947)             -              -        (23,947)
  (Increase) decrease in advance to parent                      (37,992)      19,929         75,101        (17,181)        39,857
  Increase in other assets                                         (330)           -           (347)             -           (677)
  Proceeds from disposals of railcars and other
    fixed assets                                                  7,618        2,604          5,019              -         15,241
  Purchases of businesses, net of cash acquired                       -            -       (284,445)             -       (284,445)
                                                         --------------    ---------   ------------   ------------   ------------
Net cash used in investing activities                          (202,820)      (8,075)      (239,090)       (17,181)      (467,166)

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                             -            -        184,157              -        184,157
  Proceeds from sale-leaseback transactions                     150,026            -              -              -        150,026
  Principal payments of borrowed debt                           (34,541)      (7,531)        (2,702)             -        (44,774)
  Cash dividends                                                (98,000)     (17,181)             -         17,181        (98,000)
                                                         --------------    ---------   ------------   ------------   ------------
Net cash provided by (used in) financing activities              17,485      (24,712)       181,455         17,181        191,409

Effect of exchange rates on cash and cash equivalents                 -         (479)           (16)             -           (495)
                                                         --------------    ---------   ------------   ------------   ------------
Net increase in cash and cash equivalents                         4,444        9,846          3,785              -         18,075
Cash and cash equivalents at beginning of year                       50       13,265          2,275              -         15,590
                                                         --------------    ---------   ------------   ------------   ------------
Cash and cash equivalents at end of year                 $        4,494    $  23,111   $      6,060   $          -   $     33,665
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

                            Interest       Management       Insurance
                             Income         Expense           Billed
                            --------       ----------       ---------
        2002                $ 11,015       $  4,314         $  5,258
        2001                  13,265          3,352            3,586
        2000                  17,794          3,070            3,236

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to Holdings or its subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $343,216 and $370,856 at December 31, 2002 and 2001,
respectively.

Certain of the Company's Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of Holdings resulted in receivables of $11,123 and $12,456 at December 31, 2002 and 2001, respectively, that are included in advances to parent company.

An administrative services fee is paid to The Marmon Group, Inc. ("Marmon"), a subsidiary of Holdings, for certain services provided by Marmon's officers and employees including services with respect to accounting, tax, finance, legal and related matters which Marmon provides to certain of Holdings' subsidiaries and affiliates. The Company obtains these services from Marmon because it is considered more cost efficient to obtain such services in this manner.

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

The interest of minority shareholders in WCI at December 31, 2002 and 2001 was $86,640 and $82,383, respectively. The minority interest in income for the years ended December 31, 2002, 2001 and 2000 was $4,257, $4,316 and $1,539,
respectively.

Prior to its acquisition of the 20% minority interest in September 2000, the Company owned an 80% interest in Rail Car Associates Limited Partnership. The minority interest in income was $582 for the year ended December 31, 2000.

All minority interest in income was included as a charge against other income.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Derivative Financial Instruments

The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $22.0 million at December 31, 2001. There were no foreign currency forward contracts outstanding at December 31, 2002.

16. Quarterly Data (Unaudited)

                                                                        Three Months Ended
                                              ----------------------------------------------------------------------------
                                                 March 31             June 30             Sept. 30             Dec. 31
                                              ---------------     ----------------    ----------------     ---------------
2002 (March & June Restated)
----
  Net sales and services revenues                   $ 310,123            $ 328,146           $ 316,801           $ 303,340
  Cost of sales and services                          216,237              238,387             229,801             219,209
                                              ---------------     ----------------    ----------------     ---------------
  Gross profit                                         93,886               89,759              87,000              84,131

  Net income                                        $  25,397             $ 26,368            $ 25,080            $ 19,904
                                              ===============     ================    ================     ===============
2001 (Restated)
----
  Net sales and services revenues                   $ 342,798            $ 351,634           $ 313,749           $ 321,611
  Cost of sales and services                          244,656              253,319             218,835             233,590
                                              ---------------     ----------------    ----------------     ---------------
  Gross profit                                         98,142               98,315              94,914              88,021

  Net income                                         $ 29,215             $ 32,135            $ 35,318            $ 19,983
                                              ===============     ================    ================     ===============

Costs and expenses in the fourth quarter of 2001 included a $4,700 provision for costs associated with the suspension of new railway tank car manufacturing at the Oakville, Ontario, Canada plant in the second quarter in 2002, and a $2,400 reduction in carrying value of certain inventory in the other railway equipment business.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Supplementary Disclosures of Cash Flow Information

                                                                          For the Year Ended December 31,
                                                             ----------------------------------------------------------
                                                                  2002                  2001                  2000
                                                             --------------         -------------         -------------
                                                                                      (Restated)            (Restated)

Changes in operating assets and liabilities:
  Accounts receivable                                             $  13,568               $ 7,458              $ (6,699)
  Inventories                                                          (190)               24,568                (5,947)
  Prepaid expenses and deferred charges                              (1,087)               (3,162)                  229
  Accounts payable, accrued rent and accrued liabilities            (27,810)               18,717               (13,305)
                                                             --------------         -------------         -------------
                                                                  $ (15,519)             $ 47,581             $ (25,722)
                                                             ==============         =============         =============

Cash paid during the year for:

  Interest (net of amount capitalized)                            $  84,106              $ 87,340              $ 75,688
  Income taxes                                                       17,868                50,258                71,838

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in short-term investments and advances to parent.

18.    Industry Segment Information

The Company's industry and geographic data are found under the "Segment Information" caption of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The aforementioned data are an integral part of the Notes to Consolidated Financial Statements.

19.    Accounting for Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. The Company completed its transitional and annual impairment tests as of January 1, 2002 and October 1, 2002 as prescribed by SFAS No. 142, which indicated that no impairment of goodwill existed. Net carrying amount of Goodwill was $16.0 million and $11.1 million, respectively, as of December 31, 2002 and 2001. The accumulated amortization for Goodwill was $14.3 million as of December 31, 2002 and 2001.

The following table provides comparative earnings had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                                          2001                 2000
                                                                     -------------         ------------
        Reported net income                                              $ 116,651            $ 145,967
        Goodwill amortization, net of tax                                    9,348               12,057
                                                                     -------------         ------------
        Net income, excluding goodwill amortization                      $ 125,999            $ 158,024
                                                                     =============         ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                       First Elected
          Name                    Age                  Current Positions or Offices                     to Position
   ------------------            ------     --------------------------------------------               -------------
   Kenneth P. Fischl              53        President, Chief Executive Officer                              2002
                                            Director                                                        1994

   Mark J. Garrette               49        Vice President, Principal Financial Officer                     2002
                                            Vice President of the Company and                               1994
                                             Senior Vice President and
                                             Controller - Tank Car Division

   Robert C. Gluth                78        Director, Executive Vice President                              1981
                                             and Treasurer

   Frank D. Lester                62        Vice President of the Company and                               1999
                                             President - Tank Car Division

   Robert K. Lorch                56        Vice President                                                  2002

   John D. Nichols                72        Director                                                        2002

   Robert W. Webb                 64        General Counsel and Secretary                                   1986

Kenneth P. Fischl

Mr. Fischl was elected President of the Company in January 2002 and was elected President, Chief Executive Officer of the Company in August 2002. He was elected as a Director in March 1994, and served as President of the Tank Car Division from February 1993 to August 1999. He was appointed Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager of Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981. Mr. Fischl was elected a Vice President of The Marmon Group, Inc. ("Marmon") in May 1998.

Mark J. Garrette

Mr. Garrette was elected Principal Financial Officer of the Company in August 2002. He was appointed Senior Vice President and Controller of the Tank Car Division and elected Vice President of the Company in August 1994. He joined the Tank Car Division as Vice President and Assistant Controller in May 1994. Mr. Garrette joined Marmon in April 2002.

Robert C. Gluth

Mr. Gluth is Executive Vice President, Treasurer and Director of the Company. Mr. Gluth is also Vice President and Treasurer of Holdings and Executive Vice President and Treasurer of Marmon. Mr. Gluth has served in these capacities for each of the Company, Holdings and Marmon in excess of five years.

Frank D. Lester

In August 1999, Mr. Lester was named President of the Tank Car Division and elected a Vice President of the Company. Mr. Lester joined the Tank Car Division in 1979 as a district sales manager. In 1981, he was promoted to Vice President
 - Sales, and in 1988, he was named Vice President - Quality. In 1994, Mr. Lester was elected to President of Procor Limited.

Robert K. Lorch

Mr. Lorch was elected Vice President of the Company in September 2002. He has served as Vice President and Chief Financial Officer of Holdings and Senior Vice President and Chief Financial Officer of Marmon since April 2002. Prior to joining Marmon, Mr. Lorch was Vice President, Global Picture Tube Business, for Thomson Multimedia. He was appointed to that position in 1998 after having served Thomson Multimedia since 1988, first as General Manager, Sales, Marketing and New Business Development, and then as Vice President, Americas Business.

John D. Nichols

Mr. Nichols was elected as a Director of the Company in January 2002. He is President and Chief Executive Officer of Holdings and Marmon. Prior to joining Marmon in January 2002, Mr. Nichols was Chief Executive Officer and chairman of the board of Illinois Tool Works Inc. (ITW) before his retirement in 1996. Mr. Nichols joined ITW in 1980 as executive vice president.

Robert W. Webb

Mr. Webb is Vice President and Secretary of Holdings and Senior Vice President, Secretary and General Counsel of Marmon. Mr. Webb has served in these or other capacities for each of the Company, Holdings and Marmon in excess of five years.

There are no family relationships among the directors and executive officers of the Company.

Directors and executive officers are elected for a term of one year, or until a successor is appointed.

Other Directorships

Mr. John D. Nichols is a Director of Household International, Inc. Otherwise, none of the members of the Company's Board of Directors are members of the board of directors of companies with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or of a company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

Frank D. Lester, Vice President, was the only executive officer of the Company who in the year ended December 31, 2002, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 2002 compensation from Marmon and are primarily involved in the management of Marmon. The Company, together with the other subsidiaries of Holdings, has been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Lester:

                           Summary Compensation Table

                                                              Annual Compensation
                                                   --------------------------------------------             All Other
Name and Principal Position                         Year              Salary            Bonus              Compensation*
-------------------------------                    ------           ----------        ---------            ------------
Frank D. Lester,
  Vice President of the Company                     2002            $ 289,644          $ 80,000              $ 36,671
  and President of the Tank Car                     2001              270,450            80,000                41,085
  Division                                          2000              263,200            50,000                29,800

* Primarily represents the aggregate amounts of Company contributions to defined contribution plans on behalf of the named individual.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holdings, a Delaware corporation having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100% of the Company's issued and outstanding common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 14 to the consolidated financial statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which contains a description of certain related party transactions, is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management including our President, Principal Executive Officer, and our Vice President, Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing date of this Report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including, Kenneth P. Fischl, our President and Principal Executive Officer, and Mark J. Garrette, our Vice President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the President and the Vice President concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                                                                          Page
                                                                                                          ----
a) 1. Financial Statements -


              Consolidated statement of income for each of the three years
                in the period ended December 31, 2002 ..................................................   20
              Consolidated balance sheet - December 31, 2002 and 2001 ..................................   21
              Consolidated statement of stockholder's equity for each of
                the three years in the period ended December 31, 2002 ..................................   22
              Consolidated statement of cash flows for each of the three
                years in the period ended December 31, 2002 ............................................   23
              Notes to consolidated financial statements ...............................................   24

     2.  Schedules

           Financial statement schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

     3. Index to Exhibits 55 ...........................................................................   55

b) Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended
December 31, 2002.

                                      -51-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                             UNION TANK CAR COMPANY
                                  (Registrant)

                            By: /s/ Mark J. Garrette
                            ------------------------
                                    Mark J. Garrette
                                    Vice President

Dated: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                          Title                      Date
  --------------------------    -------------------------------   --------------

  /s/  Kenneth P. Fischl        President and Director            March 25, 2003
  --------------------------     (principal executive officer)
       Kenneth P. Fischl

  /s/  Robert C. Gluth          Executive Vice President,         March 25, 2003
  --------------------------     Director and Treasurer
       Robert C. Gluth

  /s/  Mark J. Garrette         Vice President                    March 25, 2003
  --------------------------     (principal financial officer
       Mark J. Garrette          and principal accounting
                                 officer)

  /s/  John D. Nichols          Director                          March 25, 2003
  --------------------------
       John D. Nichols

                                 CERTIFICATIONS

I, Kenneth P. Fischl, certify that:

1.       I have reviewed this annual report on Form 10-K of Union Tank Car
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                                              /s/ Kenneth P. Fischl
                                              -------------------------------
                                                  Kenneth P. Fischl
                                                  Principal Executive Officer

I, Mark J. Garrette, certify that:

1.       I have reviewed this annual report on Form 10-K of Union Tank Car
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                                              /s/ Mark J. Garrette
                                              -------------------------------
                                                  Mark J. Garrette
                                                  Principal Financial Officer

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

4 (a)    Trust Indenture and Security Agreement (UTC Trust No. 2000-A) (L-16)
          dated June 29, 2000 between Norwest Bank Minnesota, National Association, as Owner Trustee, and LaSalle Bank National Association, as Indenture Trustee (submitted with the electronic filing to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference)

4 (b)    Indenture and Security Agreement dated September 28, 2000 among Bank
          One, N.A., EXSIF Worldwide, Inc. and the Company (submitted with the electronic filing to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference)

12       Statements recomputation of ratios
          The computation of the Ratio of Earnings to Fixed Charges (summarized in Note 12 to the consolidated financial statements)

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