Form 10-Q
period 2003-03-31
UNION TANK CAR CO
filed 2003-05-14
CIK 100923

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        [X]          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        [_]         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                                                                                      Page
                                                                                      ----
Part I.  Financial Information

         Item 1.   Financial Statements

                   Condensed consolidated statement of income -
                     three months ended March 31, 2003 and 2002                           3

                   Condensed consolidated balance sheet -
                     March 31, 2003 and December 31, 2002                                 4

                   Condensed consolidated statement of cash flows -
                     three months ended March 31, 2003 and 2002                           5

                   Notes to condensed consolidated financial statements                   6

         Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                    14

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk            16

         Item 4.   Controls and Procedures                                               16


Part II.  Other Information

         Item 1.   Legal Proceedings                                                     17

         Item 6.   Exhibits and Reports on Form 8-K                                      17

Signatures                                                                               18

Certifications                                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                         ------------------------------------
                                                              2003                 2002
                                                         --------------         -------------
                                                                                  (Restated)
Revenues
   Services (leasing and other)                               $ 173,993         $     172,193
   Net sales                                                    132,064               137,930
                                                         --------------         -------------
                                                                306,057               310,123
Other income, net                                                 2,246                 4,606
                                                         --------------         -------------
                                                                308,303               314,729
Costs and expenses
   Cost of services                                             111,177               105,388
   Cost of sales                                                110,394               110,849
   General and administrative                                    35,816                35,535
   Interest                                                      18,000                20,461
                                                         --------------         -------------
                                                                275,387               272,233
                                                         --------------         -------------
Income before income taxes                                       32,916                42,496

Provision for income taxes                                       12,057                17,099
                                                         --------------         -------------
Net income                                                     $ 20,859         $      25,397
                                                         ==============         =============

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                 March 31,      December 31,
                                                                   2003             2002
                                                              ---------------   -------------
                                                              (Unaudited)
Assets
------
Cash and cash equivalents                                     $        80,602   $      40,222
Short-term investments                                                      -          75,187
Accounts receivable, primarily due within one year                    128,268         122,674
Accounts and notes receivable, affiliates                              44,440          44,921
Inventories, net of LIFO reserves of $33,147
    ($32,683 at December 31, 2002)                                    117,891         132,479
Prepaid expenses and deferred charges                                  15,849          13,715
Advances to parent company, principally at LIBOR plus 1%              361,607         354,339
Railcar lease fleet, net                                            1,596,872       1,579,029
Intermodal tank container lease fleet, net                            292,956         294,939
Fixed assets, net                                                     194,283         198,114
Investment in aircraft direct financing lease                          25,379          24,434
Other assets                                                           54,652          56,530
                                                              ---------------   -------------
      Total assets                                            $     2,912,799   $   2,936,583
                                                              ===============   =============

Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                              $        45,813   $      53,596
Accrued liabilities                                                   238,945         255,653
Borrowed debt, including $60,050 due within one year
    ($46,333 at December 31, 2002)                                    997,530       1,007,532
                                                              ---------------   -------------
                                                                    1,282,288       1,316,781

Deferred income taxes and investment tax credits                      523,923         521,162
Minority interest liability                                            87,729          86,640

Stockholder's equity
  Common stock and additional capital                                 265,061         265,061
  Retained earnings                                                   753,798         746,939
                                                              ---------------   -------------
    Total stockholder's equity                                      1,018,859       1,012,000
                                                              ---------------   -------------
      Total liabilities and stockholder's equity              $     2,912,799   $   2,936,583
                                                              ===============   =============

            See notes to condensed consolidated financial statements.

                     UNION TANK CAR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                    --------------------------------------
                                                                          2003                  2002
                                                                    ----------------       ---------------
                                                                                              (Restated)
Cash flows from operating activities:
  Net income                                                        $         20,859       $        25,397
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                          40,659                38,183
       Deferred taxes                                                           (287)                8,345
       Gain on disposition of railcars and other fixed assets                   (496)               (1,205)
       Loss on disposition of business                                         1,494                     -
       Other non-cash income and expenses                                      2,001                 1,458
       Changes in assets and liabilities:
         Accounts receivable                                                  (9,283)               15,614
         Inventories                                                          11,001                (1,709)
         Prepaid expenses and deferred charges                                (2,086)               (2,518)
         Accounts payable and accrued expenses                               (22,706)              (42,622)
                                                                    ----------------       ---------------
Net cash provided by operating activities                                     41,156                40,943

Cash flows from investing activities:
  Construction and purchase of railcars and other fixed assets               (45,657)              (26,550)
  Decrease in short-term investments                                          75,187               110,107
  Increase in advance to parent                                              (19,614)              (14,348)
  (Increase) decrease in other assets                                           (462)                  215
  Proceeds from disposals of railcars and other fixed assets                   4,399                 3,617
  Proceeds from disposition of business                                          625                     -
                                                                    ----------------       ---------------
Net cash provided by investing activities                                     14,478                73,041

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                                         37                   431
  Principal payments of borrowed debt                                         (9,078)              (37,456)
  Cash dividends                                                             (14,000)              (17,000)
                                                                    ----------------       ---------------
Net cash used in financing activities                                        (23,041)              (54,025)

Effect of exchange rates on cash and cash equivalents                          7,787                  (190)
                                                                    ----------------       ---------------
Net increase in cash and cash equivalents                                     40,380                59,769

Cash and cash equivalents at beginning of year                                40,222                11,131
                                                                    ----------------       ---------------
Cash and cash equivalents at end of period                          $         80,602       $        70,900
                                                                    ================       ===============
Cash paid during the period for:
  Interest (net of amount capitalized)                              $         15,294       $        19,592
  Income taxes                                                                 1,013                 9,122

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

2. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2002 Annual Report on Form 10-K.

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

    The 2003 interim results presented herein are not necessarily indicative of the results of operations for the full year 2003.

3. As more fully described in the Company's 2002 Annual Report on Form 10-K, under an arrangement with Holdings, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4. The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. Foreign currency translation adjustments and transaction gains and losses are borne by the Company's parent. For the three months ended March 31, 2003 and 2002, the Company's parent absorbed a loss of $3,768 and a gain of $672, respectively.

6. The Company's short-term investments consist of commercial paper with original maturities between four and six months. No such investments were held at March 31, 2003.

7. The Company's foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. There were no foreign currency forward contracts outstanding at March 31, 2003 and December 31, 2002.

8.  Segment Information

                                                                                Intermodal
                                                                                   Tank
                                                               Metals           Container                         Consolidated
                                               Railcar      Distribution         Leasing           All Other          Totals
                                              ---------    -------------      --------------      -----------   ----------------
                                                                          (Dollars in Millions)
Three months ended March 31, 2003
---------------------------------
Revenues from external customers              $   140.0    $        95.4            $ 20.5        $      50.2   $          306.1
Income before income taxes                         26.2             (0.6)              1.7                5.6               32.9

Three months ended March 31, 2002
---------------------------------
Revenues from external customers              $   142.1    $       102.0            $ 19.5        $      46.5   $          310.1
Income before income taxes                         32.0              3.3               0.9                6.3               42.5

9.  Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by the Company, as part of certain public debt offerings of the Company in the United States.

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

Condensed consolidating statements of income for the three months ended March 31, 2003 and 2002 are as follows:

                                             Three Months Ended March 31, 2003
                                             ---------------------------------

                                    Union Tank Car          Procor            Other
                                        Company            Limited         Subsidiaries      Eliminations       Consolidated
                                   -----------------     ------------      -------------     -------------     --------------
Revenues
   Services                        $         109,750     $      6,053      $      68,720     $     (10,530)    $      173,993
   Net sales                                   6,282              271            127,348            (1,837)           132,064
                                   -----------------     ------------      -------------     -------------     --------------
                                             116,032            6,324            196,068           (12,367)           306,057
Other income, net                              4,252           (1,243)            (2,175)            1,412              2,246
                                   -----------------     ------------      -------------     -------------     --------------
                                             120,284            5,081            193,893           (10,955)           308,303
Costs and expenses
   Cost of services                           71,653            7,001             43,053           (10,530)           111,177
   Cost of sales                               7,486              268            104,477            (1,837)           110,394
   General and administrative                  9,668              136             26,012                 -             35,816
   Interest                                   12,360              791              3,437             1,412             18,000
                                   -----------------     ------------      -------------     -------------     --------------
                                             101,167            8,196            176,979           (10,955)           275,387
                                   -----------------     ------------      -------------     -------------     --------------
Income before income taxes                    19,117           (3,115)            16,914                 -             32,916
Provision for income taxes                     6,922             (915)             6,050                 -             12,057
                                   -----------------     ------------      -------------     -------------     --------------
Net income                         $          12,195     $     (2,200)     $      10,864     $           -     $       20,859
                                   =================     ============      =============     =============     ==============

                                             Three Months Ended March 31, 2002
                                             ---------------------------------

                                    Union Tank Car          Procor            Other
                                        Company            Limited         Subsidiaries      Eliminations       Consolidated
                                   -----------------     ------------      -------------     -------------     --------------
Revenues
   Services                        $         113,905     $      8,594      $      60,700     $     (11,006)    $      172,193
   Net sales                                   6,735            1,899            132,002            (2,706)           137,930
                                   -----------------     ------------      -------------     -------------     --------------
                                             120,640           10,493            192,702           (13,712)           310,123
Other income, net                               (669)           1,811              1,315             2,149              4,606
                                   -----------------     ------------      -------------     -------------     --------------
                                             119,971           12,304            194,017           (11,563)           314,729
Costs and expenses
   Cost of services                           72,097            5,449             38,848           (11,006)           105,388
   Cost of sales                               6,606            2,436            104,513            (2,706)           110,849
   General and administrative                 10,102               97             25,336                 -             35,535
   Interest                                   13,831              791              3,690             2,149             20,461
                                   -----------------     ------------      -------------     -------------     --------------
                                             102,636            8,773            172,387           (11,563)           272,233
                                   -----------------     ------------      -------------     -------------     --------------
Income before income taxes                    17,335            3,531             21,630                 -             42,496
Provision for income taxes                     7,926            1,375              7,798                 -             17,099
                                   -----------------     ------------      -------------     -------------     --------------
Net income                         $           9,409     $      2,156      $      13,832     $           -     $       25,397
                                   =================     ============      =============     =============     ==============

Condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002 are as follows:

                                                       March 31, 2003
                                                       --------------

                                               Union Tank Car      Procor            Other
                                                  Company          Limited        Subsidiaries     Eliminations      Consolidated
                                              ---------------     ----------      ------------     ------------      ------------
Assets
------

Cash and cash equivalents                         $        79      $  77,632       $     2,891     $          -       $    80,602
Accounts receivable                                    23,351          2,500           103,606           (1,189)          128,268
Accounts and notes receivable, affiliates                   -              -            44,440                -            44,440
Inventories, net                                       22,513          5,187            90,191                -           117,891
Prepaid expenses and deferred charges                   6,886          2,341             6,622                -            15,849
Advances to parent company                            167,302         (8,687)          202,514              478           361,607
Railcar lease fleet, net                            1,325,702         27,263           243,907                -         1,596,872
Intermodal tank container lease fleet, net                  -              -           292,956                -           292,956
Fixed assets, net                                      85,983         14,888            93,412                -           194,283
Investment in direct financing lease                        -         25,379                 -                -            25,379
Investment in subsidiaries                            768,715         77,554           177,427       (1,023,696)                -
Other assets                                              369            932            54,283             (932)           54,652
                                                 ------------     ----------      ------------     ------------      ------------
      Total assets                                $ 2,400,900      $ 224,989       $ 1,312,249     $ (1,025,339)      $ 2,912,799
                                                 ============     ==========      ============     ============      ============

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                  $    30,545      $     212       $    16,025     $       (969)      $    45,813
Accrued liabilities                                   152,270          8,736            75,262            2,677           238,945
Borrowed debt                                         801,269         33,873           162,388                -           997,530
                                                 ------------     ----------      ------------     ------------      ------------
                                                      984,084         42,821           253,675            1,708         1,282,288
Deferred income taxes and investment tax
  credits                                             402,443         25,599            95,881                -           523,923
Minority interest liability                                 -              -            88,661             (932)           87,729

Stockholder's equity
  Common stock and additional capital                 358,475         14,673           284,115         (392,202)          265,061
  Retained earnings                                   623,712        150,098           614,010         (634,022)          753,798
  Equity adjustment from foreign currency
    translation                                        32,186         (8,202)          (24,093)             109                 -
                                                 ------------     ----------      ------------     ------------      ------------
    Total stockholder's equity                      1,014,373        156,569           874,032       (1,026,115)        1,018,859
                                                 ------------     ----------      ------------     ------------      ------------
      Total liabilities and stockholder's
       equity                                     $ 2,400,900      $ 224,989       $ 1,312,249     $ (1,025,339)      $ 2,912,799
                                                 ============     ==========      ============     ============      ============

                                                      December 31, 2002
                                                      -----------------

                                               Union Tank Car      Procor            Other
                                                  Company          Limited        Subsidiaries     Eliminations      Consolidated
                                              ---------------     ----------      ------------     ------------      ------------
Assets
------

Cash and cash equivalents                         $       159      $  36,622       $     3,441       $        -       $    40,222
Short-term investments                                      -         75,187                 -                -            75,187
Accounts receivable                                    21,654          2,429            99,000             (409)          122,674
Accounts and notes receivable, affiliates                   -              -            44,921                -            44,921
Inventories, net                                       25,330          4,261           102,888                -           132,479
Prepaid expenses and deferred charges                   6,244          2,409             5,647             (585)           13,715
Advances to parent company                            198,751        (44,677)          199,283              982           354,339
Railcar lease fleet, net                            1,311,642         25,674           241,713                -         1,579,029
Intermodal tank container lease fleet, net                  -              -           294,939                -           294,939
Fixed assets, net                                      89,925         14,319            93,870                -           198,114
Investment in direct financing lease                        -         24,434                 -                -            24,434
Investment in subsidiaries                            740,678         75,844           171,254         (987,776)                -
Other assets                                              396            798            56,134             (798)           56,530
                                                  -----------      ----------      -----------       ----------       -----------
      Total assets                                $ 2,394,779      $ 217,300       $ 1,313,090       $ (988,586)      $ 2,936,583
                                                  ===========      ==========      ===========       ==========       ===========

Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                  $    28,570      $   1,550       $    23,491       $      (15)      $    53,596
Accrued liabilities                                   188,795          5,294            59,254            2,310           255,653
Borrowed debt                                         810,326         33,014           164,192                -         1,007,532
                                                  -----------      ----------      -----------       ----------       -----------
                                                    1,027,691         39,858           246,937            2,295         1,316,781

Deferred income taxes and investment tax
  credits                                             396,459         25,492            99,211                -           521,162
Minority interest liability                                 -              -            87,438             (798)           86,640

Stockholder's equity
  Common stock and additional capital                 358,475         13,012           284,115         (390,541)          265,061
  Retained earnings                                   563,855        152,298           630,466         (599,680)          746,939
  Equity adjustment from foreign currency
    translation                                        48,299        (13,360)          (35,077)             138                 -
                                                  -----------      ----------      -----------       ----------       -----------
    Total stockholder's equity                        970,629        151,950           879,504         (990,083)        1,012,000
                                                  -----------      ----------      -----------       ----------       -----------
      Total liabilities and stockholder's
       equity                                     $ 2,394,779      $ 217,300       $ 1,313,090       $ (988,586)      $ 2,936,583
                                                  ===========      ==========      ===========       ==========       ===========

Condensed consolidating statements of cash flows for the three months ended March 31, 2003 and 2002 are as follows:

                                                         Three Months Ended March 31, 2003
                                                         ---------------------------------

                                                     Union Tank Car      Procor          Other
                                                         Company        Limited       Subsidiaries     Eliminations    Consolidated
                                                     --------------    -----------    ------------     ------------    ------------
Net cash provided by operating activities:             $      1,541    $   (5,926)     $   45,541       $        -     $    41,156

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                            (34,464)          (97)        (11,096)               -         (45,657)
  Decrease in short-term investments                              -        75,187               -                -          75,187
  Decrease (increase) in advance to parent                   52,729       (35,990)         (2,728)         (33,625)        (19,614)
  Increase in other assets                                        -             -            (462)               -            (462)
  Proceeds from disposals of railcars and other
    fixed assets                                              3,171           101           1,127                -           4,399
  Proceeds from disposals of business                             -             -             625                -             625
                                                       ------------    ----------      ----------       ----------     -----------
Net cash provided by (used in) investing
  activities                                                 21,436        39,201         (12,534)         (33,625)         14,478

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                         -             -              37                -              37
  Principal payments of borrowed debt                        (9,057)            -             (21)               -          (9,078)
  Cash dividends                                            (14,000)            -         (33,625)          33,625         (14,000)
                                                       ------------    ----------      ----------       ----------     -----------
Net cash (used in) provided by financing
  activities                                                (23,057)            -         (33,609)          33,625         (23,041)
Effect of exchange rates on cash and cash
  equivalents                                                     -         7,735              52                -           7,787
                                                       ------------    ----------      ----------       ----------     -----------
Net (decrease) increase in cash and cash
  equivalents                                                   (80)       41,010            (550)               -          40,380
Cash and cash equivalents at beginning of year                  159        36,622           3,441                -          40,222
                                                       ------------    ----------      ----------       ----------     -----------
Cash and cash equivalents at end of period             $         79    $   77,632      $    2,891       $        -     $    80,602
                                                       ============    ==========      ==========       ==========     ===========

                        Three Months Ended March 31, 2002
                        ---------------------------------

                                                     Union Tank Car       Procor          Other
                                                         Company         Limited      Subsidiaries    Eliminations    Consolidated
                                                    ----------------   -----------    ------------    ------------    ------------
Net cash provided by operating activities:                 $  5,152      $  4,776        $ 31,015        $      -        $ 40,943

Cash flows from investing activities:
  Construction and purchase of railcars and other
    fixed assets                                            (17,896)         (218)         (8,436)              -         (26,550)
  Decrease in short-term investments                              -       110,107               -               -         110,107
  Decrease (increase) in advance to parent                   54,199       (42,871)            742         (26,418)        (14,348)
  Decrease in other assets                                        -             -             215               -             215
  Proceeds from disposals of railcars and other
    fixed assets                                              1,848           722           1,047               -           3,617
                                                   ----------------   -----------    ------------    ------------    ------------
Net cash provided by (used in) investing                     38,151        67,740          (6,432)        (26,418)         73,041
  activities

Cash flows from financing activities:
  Proceeds from issuance of borrowed debt                         -             -             431               -             431
  Principal payments of borrowed debt                       (23,848)      (12,617)           (991)              -         (37,456)
  Cash dividends                                            (17,000)            -         (26,418)         26,418         (17,000)
                                                   ----------------   -----------    ------------    ------------    ------------
Net cash (used in) provided by financing
  activities                                                (40,848)      (12,617)        (26,978)         26,418         (54,025)

Effect of exchange rates on cash and cash
  equivalents                                                     -          (189)             (1)              -            (190)
                                                   ----------------   -----------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                                 2,455        59,710          (2,396)              -          59,769

Cash and cash equivalents at beginning of year                   60         8,590           2,481               -          11,131
                                                   ----------------   -----------    ------------    ------------    ------------
Cash and cash equivalents at end of period                 $  2,515      $ 68,300        $     85        $      -        $ 70,900
                                                   ================   ===========    ============    ============    ============

10. The Company is obligated under one residual value guarantee totalling $2.1 million until March 2006 and several performance guarantees totalling $3.4 million until August 2006. Additionally, the Company provides warranties on certain products for varying lengths of time. Changes to the Company's product warranty accrual during the periods are as follows:

                                                      Three Months Ended
                                                          March 31,
                                             ----------------------------------
                                                 2003                  2002
                                             -----------           ------------
                                                     (Dollars in Thousands)

         Balance, beginning of year                $ 724                 $ 877
         Warranties issued                           100                    60
         Settlements                                (188)                 (136)
                                             ------------          ------------
         Balance, end of period                    $ 636                 $ 801
                                             ============          ============

         The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management's assessment of various factors, including claims experience.

11. On February 8, 1988, Procor Limited ("Procor") entered into an Operating Lease Agreement ("Lease") with Air Canada for one Boeing 767-233 aircraft. On the same day and as part of the same transaction, Procor entered into a Trust Indenture ("Indenture") under which it borrowed Cdn$45.0 million and granted a security interest in the aircraft to the trustee. On April 1, 2003, Air Canada filed for an interim court order for protection from its creditors under the Canadian Companies Creditors Arrangement Act. On May 9, 2003, Air Canada notified Procor that it was electing to terminate the Lease effective as of May 30, 2003. This filing and the termination of the Lease constitute defaults under the Lease. The defaults under the Lease constitute defaults under the Indenture and allow the trustee, among other things, to declare the remaining principal and interest immediately due, without any make-whole provision. The trustee has not done so at this point. The amount remaining due under the Indenture is approximately Cdn$19.5 million. The next payment under the Indenture is due on June 30, 2003. Procor intends to make that payment.

         The net book value of the airplane is Cdn$37.3 million as of March 31, 2003. While a substantial writedown in the value of the aircraft is expected in the future, the amount of such writedown is not estimatable at this time. The Company expects to be able to better assess the situation in the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
1st Quarter 2003 versus 2002
----------------------------
Performance of the railcar leasing business continues to be adversely affected by the continuing general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization. Service revenues increased $1.8 million primarily due to a $1.4 million increase on sulphur processing revenues and a $1.0 million increase on intermodal tank container leasing revenues, offset by a $1.1 million decrease on railcar leasing and service revenues. Gross margin on service revenues decreased $4.0 million primarily due to $5.9 million lower margin on railcar leasing and service operations including a $1.3 million provision for staff reduction cost, offset by a $1.8 million improvement in intermodal tank container operations.

Demand for new railcars remained weak, resulting in continuing low levels of production and capacity utilization. Demand for the products of the metals distribution business was also impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $5.9 million primarily due to a $6.6 million decrease in metal products. Gross margin on sales revenues decreased $5.4 million primarily due to a $2.8 million decrease in margin in the metals distribution business.

Other income decreased $2.4 million due to, among other things, $1.5 million loss on disposition of a foreign metals distribution subsidiary and $0.5 million decrease on interest income reflective of lower average interest rates.

The effective income tax rate decreased due to the utilization of foreign tax credits.

Financial Condition and Liquidity
---------------------------------
2003 versus 2002
----------------
Operating activities provided $41.2 million of cash in the first quarter of 2003. These funds, along with redemption of short-term investments, were used to finance lease fleet additions, advance funds to parent, pay dividends to the Company's stockholder, and service borrowed debt obligations.

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

During the first quarter of 2003, the Company spent $45.7 million for construction and purchase of railcars and other fixed assets. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first quarter of 2003, the Company's financing activities included the use of $9.1 million for principal repayments on borrowed debt and $14.0 million for cash dividends. Net cash used in financing activities was $23.0 million.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued investment in the Company's business and enable it to meet its debt service obligations.

New Accounting Pronouncements
-----------------------------
In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretion requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At March 31, 2003, the Company did not have any unconsolidated variable interest entities.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial statements or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted the new rule on asset retirement obligations on January 1, 2003. The effect of adoption of SFAS No. 143 did not have a material effect on the Company's results of operations or financial position.

Forward-Looking Statements
--------------------------
This quarterly report on Form 10-Q for the quarter ended March 31, 2003 contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those set forth herein. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by the Company such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, there had been no significant change to the Company's exposure to market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this report, the Company carried out an evaluation, under the supervision of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the United States Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

The Company's management, including the Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Reference is made to "Business - Environmental Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a description of certain environmental matters.

          The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA at the Calumet Containers site in Hammond, Indiana. Costs incurred to date have not been material. Because of the nature of the Company's involvement at this site, management believes that future costs related to this site will not be material. The Company has not entered into any cost sharing arrangements with other PRP's that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP's make it reasonably possible the Company will incur material costs beyond its pro rata share at this site. The Company's accruals for the site are based on the amount it reasonably expects to pay with respect to the site.

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

     b.   Reports on Form 8-K during the quarter ended March 31, 2003

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNION TANK CAR COMPANY

                                         REGISTRANT

Dated:  May 14, 2003                     /s/ Mark J. Garrette
                                         ----------------------------------
                                            Mark J. Garrette
                                            Vice President
                                            (principal financial officer
                                            and principal accounting officer)





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

Date:  May 14, 2003

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

Date:  May 14, 2003

                                               /s/ Mark J. Garrette
                                                   -------------------
                                                   Mark J. Garrette
                                                   Principal Financial Officer