Form 10-Q
period 2003-06-30
UNION TANK CAR CO
filed 2003-08-14
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-5666

UNION TANK CAR COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-3104688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 West Washington Street, Chicago, Illinois 60606

(Address of principal executive offices)

Registrant’s telephone number, including area code: (312) 372-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

There is no voting stock held by non-affiliates of the registrant. This report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.

Included in this filing are 24 pages, sequentially numbered in the bottom center of each page.

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Revenues
Services (leasing and other)	$177,850	$173,075	$351,843	$345,268
Net sales	139,245	155,071	271,309	293,001

	317,095	328,146	623,152	638,269
Other income, net	757	5,559	3,003	10,165

	317,852	333,705	626,155	648,434

Costs and expenses
Cost of services	116,162	111,231	227,339	216,619
Cost of sales	115,156	127,156	225,550	238,005
Write-down of investment in aircraft direct financing lease	24,506	—	24,506	—
General and administrative	32,683	35,847	68,499	71,382
Interest	17,833	19,781	35,833	40,242

	306,340	294,015	581,727	566,248

Income before income taxes	11,512	39,690	44,428	82,186
Provision for income taxes	6,487	13,322	18,544	30,421

Net income	$5,025	$26,368	$25,884	$51,765

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Cash and cash equivalents	$49,131	$40,222
Short-term investments	42,066	75,187
Accounts receivable, primarily due within one year	125,018	122,674
Accounts and notes receivable, affiliates	44,553	44,921
Inventories, net of LIFO reserves of $33,591 ($32,683 at December 31, 2002)	113,242	132,479
Prepaid expenses and deferred charges	14,156	13,715
Advances to parent company, principally at LIBOR plus 1%	344,248	354,339
Railcar lease fleet, net	1,647,414	1,579,029
Intermodal tank container fleet, net	294,332	294,939
Fixed assets, net	193,205	198,114
Investment in aircraft direct financing lease	2,003	24,434
Other assets	55,797	56,530

Total assets	$2,925,165	$2,936,583

Liabilities and Stockholder’s Equity

Accounts payable	$49,684	$53,596
Accrued liabilities	244,612	255,653
Borrowed debt, including $70,919 due within one year ($46,333 at December 31, 2002)	987,971	1,007,532

	1,282,267	1,316,781

Deferred income taxes and investment tax credits	534,015	521,162
Minority interest liability	88,999	86,640

Stockholder’s equity
Common stock and additional capital	265,061	265,061
Retained earnings	754,823	746,939

Total stockholder’s equity	1,019,884	1,012,000

Total liabilities and stockholder’s equity	$2,925,165	$2,936,583

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net income	$25,884	$51,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,310	75,824
Deferred taxes	5,290	22,076
Write-down of investment in aircraft direct financing lease	24,506	—
Gain on disposition of railcars and other fixed assets	(751)	(1,821)
Loss on disposition of business	1,494	—
Other non-cash income and expenses	6,691	3,741
Changes in assets and liabilities:
Accounts receivable	(6,938)	11,584
Inventories	15,427	5,322
Prepaid expenses and deferred charges	(522)	(5,734)
Accounts payable and accrued expenses	(9,037)	(38,168)

Net cash provided by operating activities	141,354	124,589

Cash flows from investing activities:
Construction and purchase of railcars and other fixed assets	(124,489)	(53,863)
Decrease in short-term investments	32,880	110,107
Increase in advance to parent	(16,673)	(11,541)
Increase in other assets	(970)	(166)
Proceeds from disposals of railcars and other fixed assets	8,011	6,437
Proceeds from disposition of business	625	—
Purchases of businesses, net of cash acquired	—	(2,057)

Net cash (used in) provided by investing activities	(100,616)	48,917

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	145	716
Principal payments of borrowed debt	(20,203)	(79,147)
Cash dividends	(18,000)	(35,000)

Net cash used in financing activities	(38,058)	(113,431)

Effect of exchange rates on cash and cash equivalents	6,229	5,902

Net increase in cash and cash equivalents	8,909	65,977

Cash and cash equivalents at beginning of year	40,222	11,131

Cash and cash equivalents at end of period	$49,131	$77,108

Cash paid during the period for:
Interest (net of amount capitalized)	$36,767	$44,068
Income taxes	2,585	8,364

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	UNION TANK CAR COMPANY (the “Company”) is a wholly-owned subsidiary of Marmon Holdings, Inc. (“Holdings”), substantially all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.	The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and the write-down of investment in aircraft direct financing lease, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2002 Annual Report on Form 10-K.

At the close of business on June 30, 2002, the Company distributed the stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o and Pan American Screw, Inc. to Marmon Industrial LLC (MIC), MIC distributed the stock of the Company to Holdings and Holdings contributed the stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company to the Company. As a result of such realignment, (i) Holdings owns all of the Company’s capital stock, (ii) the Company ceased to own any capital stock of Atlas Bolt & Screw Company, Atlas Bolt & Screw Sp.zo.o and Pan American Screw, Inc. and (iii) the Company owns all of the capital stock of Amarillo Gear Company, Penn Machine Company and WCTU Railway Company. The transactions have been accounted for as a change in reporting entity on an “as if pooled” basis and, accordingly, all financial and other information has been restated to reflect these transactions for comparative purpose for all periods presented. The impact of this realignment is not material.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The 2003 interim results presented herein are not necessarily indicative of the results of operations for the full year 2003.

3.	As more fully described in the Company’s 2002 Annual Report on Form 10-K, under an arrangement with Holdings, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.	The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.	Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the six months ended June 30, 2003 and 2002, the Company’s parent absorbed losses of $7,260 and $583, respectively.

6.	The Company’s short-term investments consist of commercial paper with original maturities between four and six months.

7.	The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. There were no foreign currency forward contracts outstanding at June 30, 2003 and December 31, 2002.

8.	Segment Information

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended June 30, 2003
Revenues from external customers	$143.9	$100.0	$22.2	$51.0	$317.1
Income before income taxes	25.5	2.5	2.9	(19.4)	11.5

Three months ended June 30, 2002
Revenues from external customers	$153.2	$104.9	$19.6	$50.5	$328.2
Income before income taxes	26.0	3.3	1.9	8.5	39.7

Six months ended June 30, 2003
Revenues from external customers	$283.9	$195.4	$42.7	$101.2	$623.2
Income before income taxes	51.7	1.9	4.6	(13.8)	44.4

Six months ended June 30, 2002
Revenues from external customers	$295.3	$206.9	$39.1	$97.0	$638.3
Income before income taxes	58.0	6.6	2.8	14.8	82.2

9.	Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by the Company, as part of certain public debt offerings of the Company in the United States.

In 2002, Procor Limited restructured a part of its railcar leasing business. Procor Limited transferred a number of the railcars it owned to Procor Leasing Inc. (“PLI”) in exchange for the Class A Preferred Shares of PLI. PLI then transferred these same cars to a new limited partnership, Procor LP, in exchange for a 98% limited partnership interest in Procor LP. Procor Limited owns a 2% general partnership interest in Procor LP.

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$109,088	$6,418	$72,583	$(10,239)	$177,850
Net sales	9,711	86	131,293	(1,845)	139,245

	118,799	6,504	203,876	(12,084)	317,095

Other income, net	3,981	(5,061)	194	1,643	757

	122,780	1,443	204,070	(10,441)	317,852

Costs and expenses
Cost of services	72,415	6,056	47,930	(10,239)	116,162
Cost of sales	9,923	77	107,001	(1,845)	115,156
Write-down of investment in aircraft direct financing lease	—	24,506	—	—	24,506
General and administrative	9,513	158	23,012	—	32,683
Interest	11,203	619	4,368	1,643	17,833

	103,054	31,416	182,311	(10,441)	306,340

Income before income taxes	19,726	(29,973)	21,759	—	11,512
Provision for income taxes	8,736	(10,073)	7,824	—	6,487

Net income	$10,990	$(19,900)	$13,935	$—	$5,025

	Three Months Ended June 30, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$113,406	$5,839	$64,966	$(11,136)	$173,075
Net sales	16,972	2,005	138,764	(2,670)	155,071

	130,378	7,844	203,730	(13,806)	328,146

Other income, net	1,326	291	1,862	2,080	5,559

	131,704	8,135	205,592	(11,726)	333,705

Costs and expenses
Cost of services	75,173	6,301	40,893	(11,136)	111,231
Cost of sales	17,528	1,443	110,855	(2,670)	127,156
General and administrative	9,868	61	25,918	—	35,847
Interest	13,283	774	3,644	2,080	19,781

	115,852	8,579	181,310	(11,726)	294,015

Income before income taxes	15,852	(444)	24,282	—	39,690
Provision for income taxes	4,797	(148)	8,673	—	13,322

Net income	$11,055	$(296)	$15,609	$—	$26,368

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$218,838	$12,471	$141,303	$(20,769)	$351,843
Net sales	15,993	357	258,641	(3,682)	271,309

	234,831	12,828	399,944	(24,451)	623,152

Other income, net	8,233	(6,304)	(1,981)	3,055	3,003

	243,064	6,524	397,963	(21,396)	626,155

Costs and expenses
Cost of services	144,068	13,057	90,983	(20,769)	227,339
Cost of sales	17,409	345	211,478	(3,682)	225,550
Write-down of investment in aircraft direct financing lease	—	24,506	—	—	24,506
General and administrative	19,181	294	49,024	—	68,499
Interest	23,563	1,410	7,805	3,055	35,833

	204,221	39,612	359,290	(21,396)	581,727

Income before income taxes	38,843	(33,088)	38,673	—	44,428
Provision for income taxes	15,658	(10,988)	13,874	—	18,544

Net income	$23,185	$(22,100)	$24,799	$—	$25,884

	Six Months Ended June 30, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$227,311	$14,433	$125,666	$(22,142)	$345,268
Net sales	23,707	3,904	270,766	(5,376)	293,001

	251,018	18,337	396,432	(27,518)	638,269

Other income, net	657	2,102	3,177	4,229	10,165

	251,675	20,439	399,609	(23,289)	648,434

Costs and expenses
Cost of services	147,270	11,750	79,741	(22,142)	216,619
Cost of sales	24,134	3,879	215,368	(5,376)	238,005
General and administrative	19,970	158	51,254	—	71,382
Interest	27,114	1,565	7,334	4,229	40,242

	218,488	17,352	353,697	(23,289)	566,248

Income before income taxes	33,187	3,087	45,912	—	82,186
Provision for income taxes	12,723	1,227	16,471	—	30,421

Net income	$20,464	$1,860	$29,441	$—	$51,765

9.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$134	$46,503	$2,494	$—	$49,131
Short-term investments	—	42,066	—	—	42,066
Accounts receivable	23,883	5,343	99,945	(4,153)	125,018
Accounts and notes receivable, affiliates	—	—	44,671	(118)	44,553
Inventories, net	25,030	4,732	83,319	161	113,242
Prepaid expenses and deferred charges	5,673	781	7,702	—	14,156
Advances to parent company	131,819	(23,567)	235,522	474	344,248
Railcar lease fleet, net	1,372,580	29,504	245,330	—	1,647,414
Intermodal tank container lease fleet, net	—	—	294,332	—	294,332
Fixed assets, net	84,130	16,061	93,014	—	193,205
Investment in aircraft direct financing lease	—	2,003	—	—	2,003
Investment in subsidiaries	768,715	76,027	177,591	(1,022,333)	—
Other assets	341	496	55,456	(496)	55,797

Total assets	$2,412,305	$199,949	$1,339,376	$(1,026,465)	$2,925,165

Liabilities and Stockholder’s Equity
Accounts payable	$33,611	$1,095	$18,805	$(3,827)	$49,684
Accrued liabilities	169,414	3,928	68,772	2,498	244,612
Borrowed debt	793,356	32,661	161,954	—	987,971

	996,381	37,684	249,531	(1,329)	1,282,267

Deferred income taxes and investment tax credits	412,473	18,808	102,734	—	534,015
Minority interest liability	—	—	89,495	(496)	88,999

Stockholder’s equity
Common stock and additional capital	358,475	13,346	359,601	(466,361)	265,061
Retained earnings	630,702	131,483	551,026	(558,388)	754,823
Equity adjustment from foreign currency translation	14,274	(1,372)	(13,011)	109	—

Total stockholder’s equity	1,003,451	143,457	897,616	(1,024,640)	1,019,884

Total liabilities and stockholder’s equity	$2,412,305	$199,949	$1,339,376	$(1,026,465)	$2,925,165

9.	Consolidating Financial Information (Continued)

	December 31, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$159	$36,622	$3,441	$—	$40,222
Short-term investments	—	75,187	—	—	75,187
Accounts receivable	21,654	2,429	99,000	(409)	122,674
Accounts and notes receivable, affiliates	—	—	44,921	—	44,921
Inventories, net	25,330	4,261	102,888	—	132,479
Prepaid expenses and deferred charges	6,244	2,409	5,647	(585)	13,715
Advances to parent company	198,751	(44,677)	199,283	982	354,339
Railcar lease fleet, net	1,311,642	25,674	241,713	—	1,579,029
Intermodal tank container lease fleet, net	—	—	294,939	—	294,939
Fixed assets, net	89,925	14,319	93,870	—	198,114
Investment in aircraft direct financing lease	—	24,434	—	—	24,434
Investment in subsidiaries	740,678	75,844	171,254	(987,776)	—
Other assets	396	798	56,134	(798)	56,530

Total assets	$2,394,779	$217,300	$1,313,090	$(988,586)	$2,936,583

Liabilities and Stockholder’s Equity
Accounts payable	$28,570	$1,550	$23,491	$(15)	$53,596
Accrued liabilities	188,795	5,294	59,254	2,310	255,653
Borrowed debt	810,326	33,014	164,192	—	1,007,532

	1,027,691	39,858	246,937	2,295	1,316,781
Deferred income taxes and investment tax credits	396,459	25,492	99,211	—	521,162
Minority interest liability	—	—	87,438	(798)	86,640
Stockholder’s equity
Common stock and additional capital	358,475	13,012	359,479	(465,905)	265,061
Retained earnings	563,855	152,298	555,102	(524,316)	746,939
Equity adjustment from foreign currency translation	48,299	(13,360)	(35,077)	138	—

Total stockholder’s equity	970,629	151,950	879,504	(990,083)	1,012,000

Total liabilities and stockholder’s equity	$2,394,779	$217,300	$1,313,090	$(988,586)	$2,936,583

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$59,988	$(5,249)	$86,615	$—	$141,354

Cash flows from investing activities:
Construction and purchase of railcars and other fixed assets	(104,286)	(490)	(19,713)	—	(124,489)
Decrease in short-term investments	—	32,880	—	—	32,880
Decrease (increase) in advance to parent	73,792	(21,110)	(35,730)	(33,625)	(16,673)
Increase in other assets	—	—	(970)	—	(970)
Proceeds from disposals of railcars and other fixed assets	5,451	149	2,411	—	8,011
Proceeds from disposals of business	—	—	625	—	625

Net cash (used in) provided by investing activities	(25,043)	11,429	(53,377)	(33,625)	(100,616)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	145	—	145
Principal payments of borrowed debt	(16,970)	(2,402)	(831)	—	(20,203)
Cash dividends	(18,000)	—	(33,625)	33,625	(18,000)

Net cash (used in) provided by financing activities	(34,970)	(2,402)	(34,311)	33,625	(38,058)
Effect of exchange rates on cash and cash equivalents	—	6,103	126	—	6,229

Net (decrease) increase in cash and cash equivalents	(25)	9,881	(947)	—	8,909
Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of period	$134	$46,503	$2,494	$—	$49,131

9.	Consolidating Financial Information (Continued)

	Six Months Ended June 30, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$56,731	$1,994	$65,864	$—	$124,589

Cash flows from investing activities:
Construction and purchase of railcars and other fixed assets	(36,181)	(584)	(17,098)	—	(53,863)
Decrease in short-term investments	—	110,107	—	—	110,107
Decrease (increase) in advance to parent	75,324	(36,512)	(23,925)	(26,428)	(11,541)
Increase in other assets	—	—	(166)	—	(166)
Proceeds from disposals of railcars and other fixed assets	3,156	867	2,414	—	6,437
Purchases of businesses, net of cash acquired	—	—	(2,057)	—	(2,057)

Net cash provided by (used in) investing activities	42,299	73,878	(40,832)	(26,428)	48,917

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	716	—	716
Principal payments of borrowed debt	(63,241)	(14,745)	(1,161)	—	(79,147)
Cash dividends	(35,000)	—	(26,428)	26,428	(35,000)

Net cash (used in) provided by financing activities	(98,241)	(14,745)	(26,873)	26,428	(113,431)
Effect of exchange rates on cash and cash equivalents	—	5,859	43	—	5,902

Net increase (decrease) in cash and cash equivalents	789	66,986	(1,798)	—	65,977
Cash and cash equivalents at beginning of year	60	8,590	2,481	—	11,131

Cash and cash equivalents at end of period	$849	$75,576	$683	$—	$77,108

10.	The Company is obligated under one residual value guarantee totaling $2.1 million until March 2006 and several performance guarantees totaling $3.5 million until August 2006. Additionally, the Company provides warranties on certain products for varying lengths of time. Changes to the Company’s product warranty accrual during the periods are as follows:

	Six Months Ended June 30,
	2003	2002
	(Dollars in Thousands)
Balance, beginning of year	$724	$877
Warranties issued	86	182
Settlements	(185)	(259)

Balance, end of period	$625	$800

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

11.	On February 8, 1988, Procor Limited (“Procor”) entered into an Operating Lease Agreement (“Lease”) with Air Canada for one Boeing 767-233 aircraft. On the same day and as part of the same transaction, Procor entered into a Trust Indenture (“Indenture”) under which it borrowed Cdn$45.0 million and granted a security interest in the aircraft to the trustee. On April 1, 2003, Air Canada filed for an interim court order for protection from its creditors under the Canadian Companies Creditors Arrangement Act. On May 9, 2003, Air Canada notified Procor that it was electing to terminate the Lease effective as of May 30, 2003. This filing and the termination of the Lease constituted defaults under the Lease. The defaults under the Lease constituted defaults under the Indenture and allowed the trustee, among other things, to declare the remaining principal and interest immediately due. The trustee did not do so. On July 29, 2003, Procor prepaid the remaining debt of Cdn$17.7 million and paid a make-whole premium of Cdn$2.8 million.

The net book value of the aircraft was Cdn$37.3 million as of March 31, 2003. Because of the depressed market for Boeing
767-233 aircraft and a required regulatory maintenance check, there is no reasonable expectation of leasing the aircraft in the near future on acceptable terms. Procor has been advised that the current value of the aircraft, in whole or for parts, in an “as-is” condition, may be as low as Cdn$2.7 million. Therefore, the value of the aircraft has been written down to Cdn$2.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

2nd Quarter 2003 versus 2002

Performance of the railcar leasing business continues to be adversely affected by the low level of activity in most major markets. Demand for existing railcars has improved, increasing railcar fleet utilization. However, average railcar lease rates have declined. Demand for intermodal equipment has improved, resulting in higher intermodal fleet utilization, although lease rates for intermodal equipment are lower. Service revenues increased $4.8 million primarily due to a $3.0 million increase in sulphur processing revenues and a $2.6 million increase in intermodal tank container leasing revenues, offset by a $1.6 million decrease in railcar leasing and service revenues.

Demand for new railcars has improved, resulting in increased production and capacity utilization. Increased demand for railcars produced for lease has more than offset decreased demand for railcars produced for sale. Demand for the products of the metals distribution business was impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $15.8 million primarily due to a $7.7 million decrease in sale of railcars and a $4.9 million decrease in metal products. Gross margin on sales revenues decreased $3.8 million primarily due to a $2.6 million decrease in margin in the metals distribution business.

General administrative expenses decreased $3.2 million primarily due to cost reduction in the metals distribution business.

Other income decreased $4.8 million, $2.6 million of which was due to the termination of the lease disclosed in Note 11 to the financial statements.

The provision for income taxes as a percentage of income before taxes increased due to a reduction in anticipated foreign tax credits caused by the impact of increased bonus depreciation deductions.

Six Months 2003 versus 2002

Performance of the railcar leasing business continues to be adversely affected by the low level of activity in most major markets, decreasing demand for existing railcars and depressing railcar fleet utilization. Average railcar lease rates have declined. Demand for intermodal equipment has improved, resulting in higher intermodal fleet utilization, although lease rates for intermodal equipment are lower. Service revenues increased $6.6 million primarily due to a $4.4 million increase in sulphur processing revenues and a $3.6 million increase in intermodal tank container leasing revenues, offset by a $2.7 million decrease in railcar leasing and service revenues. Gross margin on service revenues decreased $4.1 million primarily due to $6.9 million lower margin in railcar leasing and service operations offset by a $2.0 million improvement in intermodal tank container operations.

Demand for new railcars has improved, resulting in increased production and capacity utilization. Increased demand for railcars produced for lease has more than offset decreased demand for railcars produced for sale. Demand for the products of the metals distribution business was impacted by the continuing general economic slowdown in the U.S. As a result, overall sales revenues decreased $21.7 million primarily due to a $11.5 million decrease in metal products and a $8.7 million decrease in sale of railcars. Gross margin on sales revenues decreased $9.2 million primarily due to a $5.3 million decrease in margin in the metals distribution business.

General administrative expenses decreased $2.9 million primarily due to cost reduction in the metals distribution business.

Other income decreased $7.2 million, $1.9 million of which was due to the termination of the lease disclosed in note 11 to the financial statements and $1.5 million of which was due to a loss on disposition of a foreign metals distribution subsidiary.

The provision for income taxes as a percentage of income before taxes increased due to a reduction in anticipated foreign tax credits caused by the impact of increased bonus depreciation deductions.

Financial Condition and Liquidity

Six Months 2003 versus 2002

Operating activities provided $141.4 million of cash in the first six months of 2003. These funds, along with redemption of short-term investments, were used to finance lease fleet additions, service borrowed debt obligations, advance funds to parent, and pay dividends to the Company’s stockholder.

It is the Company’s policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

During the first six months of 2003, the Company spent $124.5 million for construction and purchase of railcars and other fixed assets. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first six months of 2003, the Company’s financing activities included the use of $20.2 million for principal repayments on borrowed debt and $18.0 million for cash dividends. Net cash used in financing activities was $38.1 million.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretion requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At June 30, 2003, the Company did not have any unconsolidated variable interest entities.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted the new rule on asset retirement obligations on January 1, 2003. The effect of adoption of SFAS No. 143 did not have a material effect on the Company’s results of operations or financial position.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended June 30, 2003 contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those set forth herein. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by the Company such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, there had been no significant change to the Company’s exposure to market risk since December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM	1. Legal Proceedings

Reference is made to “Business—Environmental Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and to “Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 for a description of certain environmental matters.

ITEM 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K during the quarter ended June 30, 2003

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION TANK CAR COMPANY

REGISTRANT

Dated: August 13, 2003	/s/ Mark J. Garrette Mark J. Garrette Vice President (Principal financial officer and principal accounting officer)