Form 10-Q
period 2003-09-30
UNION TANK CAR CO
filed 2003-11-13
CIK 100923

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Services (leasing and other)	$180,439	$172,231	$532,282	$517,499
Net sales	141,533	144,570	412,842	437,571

	321,972	316,801	945,124	955,070
Other income, net	3,902	5,195	6,905	15,360

	325,874	321,996	952,029	970,430
Costs and expenses
Cost of services	113,276	109,630	340,615	326,249
Cost of sales	118,306	120,171	343,856	358,176
Write-down of investment in aircraft direct financing lease	—	—	24,506	—
General and administrative	34,800	32,352	103,299	103,734
Interest	19,091	19,439	54,924	59,681

	285,473	281,592	867,200	847,840

Income before income taxes	40,401	40,404	84,829	122,590
Provision for income taxes	13,308	15,324	31,852	45,745

Net income	$27,093	$25,080	$52,977	$76,845

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets

Cash and cash equivalents	$53,430	$40,222
Short-term investments	61,950	75,187
Accounts receivable, primarily due within one year	131,604	122,674
Accounts and notes receivable, affiliates	43,547	44,921
Inventories, net of LIFO reserves of $33,976 ($32,683 at December 31, 2002)	109,650	132,479
Prepaid expenses and deferred charges	12,149	13,715
Advances to parent company, principally at LIBOR plus 1%	322,445	354,339
Railcar lease fleet, net	1,649,113	1,579,029
Intermodal tank container fleet, net	296,539	294,939
Fixed assets, net	190,180	198,114
Investment in aircraft direct financing lease	2,001	24,434
Other assets	55,672	56,530

Total assets	$2,928,280	$2,936,583

Liabilities and Stockholder’s Equity

Accounts payable	$50,554	$53,596
Accrued liabilities	251,556	255,653
Borrowed debt, including $47,438 due within one year ($46,333 at December 31, 2002)	961,712	1,007,532

	1,263,822	1,316,781

Deferred income taxes and investment tax credits	546,336	521,162
Minority interest liability	90,145	86,640

Stockholder’s equity
Common stock and additional capital	265,061	265,061
Retained earnings	762,916	746,939

Total stockholder’s equity	1,027,977	1,012,000

Total liabilities and stockholder’s equity	$2,928,280	$2,936,583

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$52,977	$76,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,562	113,196
Deferred taxes	17,617	36,907
Write-down of investment in aircraft direct financing lease	24,506	—
Gain on disposition of railcars and other fixed assets	(4,115)	(2,311)
Loss on disposition of business	1,494	—
Other non-cash income and expenses	8,231	6,326
Changes in assets and liabilities:
Accounts receivable	(13,933)	20,844
Inventories	19,873	17,229
Prepaid expenses and deferred charges	2,170	196
Accounts payable and accrued expenses	(1,529)	(63,686)

Net cash provided by operating activities	225,853	205,546

Cash flows from investing activities:
Construction and purchase of railcars and other fixed assets	(178,483)	(87,081)
Decrease in short-term investments	13,018	33,758
Decrease (increase) in advance to parent	5,139	(6,361)
Increase in other assets	(1,525)	(700)
Proceeds from disposals of railcars and other fixed assets	25,715	10,216
Proceeds from disposition of business	625	—
Purchases of businesses, net of cash acquired	—	(9,074)

Net cash used in investing activities	(135,511)	(59,242)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	145	1,642
Principal payments of borrowed debt	(46,449)	(88,845)
Cash dividends	(37,000)	(53,000)

Net cash used in financing activities	(83,304)	(140,203)

Effect of exchange rates on cash and cash equivalents	6,170	30

Net increase in cash and cash equivalents	13,208	6,131

Cash and cash equivalents at beginning of year	40,222	11,131

Cash and cash equivalents at end of period	$53,430	$17,262

Cash paid during the period for:
Interest (net of amount capitalized)	$52,406	$60,373
Income taxes	1,414	10,269

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

The 2003 interim results presented herein are not necessarily indicative of the results of operations for the full year 2003.

3.	As more fully described in the Company’s 2002 Annual Report on Form 10-K, under an arrangement with Holdings, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.	The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.	Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the nine months ended September 30, 2003 and 2002, the Company’s parent absorbed a loss of $6,982 and a gain of $774, respectively.

6.	The Company’s short-term investments consist of commercial paper with original maturities between four and six months.

7.	The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against U.S. dollar exposures. There were no foreign currency forward contracts outstanding at September 30, 2003 and December 31, 2002.

8.	Segment Information

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended September 30, 2003
Revenues from external customers	$150.6	$97.0	$21.8	$52.6	$322.0
Income before income taxes	28.2	3.2	2.5	6.5	40.4

Three months ended September 30, 2002
Revenues from external customers	$142.6	$99.8	$19.8	$54.6	$316.8
Income before income taxes	29.4	3.1	1.3	6.6	40.4

Nine months ended September 30, 2003
Revenues from external customers	$434.5	$292.4	$64.5	$153.7	$945.1
Income before income taxes	79.9	5.1	7.1	(7.3)	84.8

Nine months ended September 30, 2002
Revenues from external customers	$437.9	$306.7	$58.9	$151.6	$955.1
Income before income taxes	87.4	9.7	4.1	21.4	122.6

9.	Consolidating Financial Information

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

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the three months ended September 30, 2003 and 2002 are as follows:

Three Months Ended September 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$111,543	$6,016	$75,883	$(13,003)	$180,439
Net sales	13,825	437	129,745	(2,474)	141,533

	125,368	6,453	205,628	(15,477)	321,972
Other income, net	(779)	861	1,970	1,850	3,902

	124,589	7,314	207,598	(13,627)	325,874
Costs and expenses
Cost of services	72,581	7,045	46,653	(13,003)	113,276
Cost of sales	14,265	420	106,095	(2,474)	118,306
General and administrative	9,797	425	24,578	—	34,800
Interest	11,753	2,144	3,344	1,850	19,091

	108,396	10,034	180,670	(13,627)	285,473

Income before income taxes	16,193	(2,720)	26,928	—	40,401
Provision for income taxes	5,050	(835)	9,093	—	13,308

Net income	$11,143	$(1,885)	$17,835	$—	$27,093

Three Months Ended September 30, 2002

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$112,618	$5,197	$65,571	$(11,155)	$172,231
Net sales	7,184	992	138,070	(1,676)	144,570

	119,802	6,189	203,641	(12,831)	316,801
Other income, net	(1,357)	2,577	1,655	2,320	5,195

	118,445	8,766	205,296	(10,511)	321,996
Costs and expenses
Cost of services	73,588	5,593	41,604	(11,155)	109,630
Cost of sales	7,355	1,012	113,480	(1,676)	120,171
General and administrative	9,900	318	22,134	—	32,352
Interest	12,713	743	3,663	2,320	19,439

	103,556	7,666	180,881	(10,511)	281,592

Income before income taxes	14,889	1,100	24,415	—	40,404
Provision for income taxes	6,468	51	8,805	—	15,324

Net income	$8,421	$1,049	$15,610	$—	$25,080

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the nine months ended September 30, 2003 and 2002 are as follows:

Nine Months Ended September 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$330,381	$18,487	$217,186	$(33,772)	$532,282
Net sales	29,818	794	388,386	(6,156)	412,842

	360,199	19,281	605,572	(39,928)	945,124
Other income, net	7,454	(5,443)	(11)	4,905	6,905

	367,653	13,838	605,561	(35,023)	952,029
Costs and expenses
Cost of services	216,649	20,102	137,636	(33,772)	340,615
Cost of sales	31,674	765	317,573	(6,156)	343,856
Write-down of investment in aircraft direct financing lease	—	24,506	—	—	24,506
General and administrative	28,978	719	73,602	—	103,299
Interest	35,316	3,554	11,149	4,905	54,924

	312,617	49,646	539,960	(35,023)	867,200

Income before income taxes	55,036	(35,808)	65,601	—	84,829
Provision for income taxes	20,708	(11,823)	22,967	—	31,852

Net income	$34,328	$(23,985)	$42,634	$—	$52,977

Nine Months Ended September 30, 2002

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$339,929	$19,630	$191,237	$(33,297)	$517,499
Net sales	30,891	4,896	408,836	(7,052)	437,571

	370,820	24,526	600,073	(40,349)	955,070
Other income, net	(700)	4,679	4,832	6,549	15,360

	370,120	29,205	604,905	(33,800)	970,430
Costs and expenses
Cost of services	220,858	17,343	121,345	(33,297)	326,249
Cost of sales	31,489	4,891	328,848	(7,052)	358,176
General and administrative	29,870	476	73,388	—	103,734
Interest	39,827	2,308	10,997	6,549	59,681

	322,044	25,018	534,578	(33,800)	847,840

Income before income taxes	48,076	4,187	70,327	—	122,590
Provision for income taxes	19,191	1,278	25,276	—	45,745

Net income	$28,885	$2,909	$45,051	$—	$76,845

9.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$74	$49,296	$4,060	$—	$53,430
Short-term investments	—	61,950	—	—	61,950
Accounts receivable	41,662	2,678	145,687	(58,423)	131,604
Accounts and notes receivable, affiliates	—	1	43,546	—	43,547
Inventories, net	28,418	4,202	77,030	—	109,650
Prepaid expenses and deferred charges	5,376	1,100	5,673	—	12,149
Advances to parent company	114,684	(43,234)	250,594	401	322,445
Railcar lease fleet, net	1,381,893	29,261	237,959	—	1,649,113
Intermodal tank container lease fleet, net	—	—	296,539	—	296,539
Fixed assets, net	82,089	15,948	92,143	—	190,180
Investment in aircraft direct financing lease	—	2,001	—	—	2,001
Investment in subsidiaries	768,828	75,844	177,469	(1,022,141)	—
Other assets	313	476	55,379	(496)	55,672

Total assets	$2,423,337	$199,523	$1,386,079	$(1,080,659)	$2,928,280

Liabilities and Stockholder’s Equity
Accounts payable	$54,333	$16,265	$38,089	$(58,133)	$50,554
Accrued liabilities	170,919	4,187	73,906	2,544	251,556
Borrowed debt	780,854	19,539	161,319	—	961,712

	1,006,106	39,991	273,314	(55,589)	1,263,822
Deferred income taxes and investment tax credits	421,250	18,114	106,972	—	546,336
Minority interest liability	—	—	90,636	(491)	90,145
Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,606	(466,365)	265,061
Retained earnings	622,845	129,598	568,687	(558,214)	762,916
Equity adjustment from foreign currency translation	14,661	(1,525)	(13,136)	—	—

Total stockholder’s equity	995,981	141,418	915,157	(1,024,579)	1,027,977

Total liabilities and stockholder’s equity	$2,423,337	$199,523	$1,386,079	$(1,080,659)	$2,928,280

9.	Consolidating Financial Information (Continued)

	December 31, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$159	$36,622	$3,441	$—	$40,222
Short-term investments	—	75,187	—	—	75,187
Accounts receivable	21,654	2,429	99,000	(409)	122,674
Accounts and notes receivable, affiliates	—	—	44,921	—	44,921
Inventories, net	25,330	4,261	102,888	—	132,479
Prepaid expenses and deferred charges	6,244	2,409	5,647	(585)	13,715
Advances to parent company	198,751	(44,677)	199,283	982	354,339
Railcar lease fleet, net	1,311,642	25,674	241,713	—	1,579,029
Intermodal tank container lease fleet, net	—	—	294,939	—	294,939
Fixed assets, net	89,925	14,319	93,870	—	198,114
Investment in aircraft direct financing lease	—	24,434	—	—	24,434
Investment in subsidiaries	740,678	75,844	171,254	(987,776)	—
Other assets	396	798	56,134	(798)	56,530

Total assets	$2,394,779	$217,300	$1,313,090	$(988,586)	$2,936,583

Liabilities and Stockholder’s Equity
Accounts payable	$28,570	$1,550	$23,491	$(15)	$53,596
Accrued liabilities	188,795	5,294	59,254	2,310	255,653
Borrowed debt	810,326	33,014	164,192	—	1,007,532

	1,027,691	39,858	246,937	2,295	1,316,781
Deferred income taxes and investment tax credits	396,459	25,492	99,211	—	521,162
Minority interest liability	—	—	87,438	(798)	86,640
Stockholder’s equity
Common stock and additional capital	358,475	13,012	359,479	(465,905)	265,061
Retained earnings	563,855	152,298	555,102	(524,316)	746,939
Equity adjustment from foreign currency translation	48,299	(13,360)	(35,077)	138	—

Total stockholder’s equity	970,629	151,950	879,504	(990,083)	1,012,000

Total liabilities and stockholder’s equity	$2,394,779	$217,300	$1,313,090	$(988,586)	$2,936,583

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002 are as follows:

Nine Months Ended September 30, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$100,866	$11,199	$113,788	$—	$225,853
Cash flows from investing activities:
Construction and purchase of railcars and other fixed assets	(143,590)	(991)	(33,902)	—	(178,483)
Decrease in short-term investments	—	13,018	—	—	13,018
Decrease (increase) in advance to parent	90,929	(1,443)	(50,722)	(33,625)	5,139
Increase in other assets	—	—	(1,525)	—	(1,525)
Proceeds from disposals of railcars and other fixed assets	18,182	369	7,164	—	25,715
Proceeds from disposals of business	—	—	625	—	625

Net cash (used in) provided by investing activities	(34,479)	10,953	(78,360)	(33,625)	(135,511)
Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	145	—	145
Principal payments of borrowed debt	(29,472)	(15,524)	(1,453)	—	(46,449)
Cash dividends	(37,000)	—	(33,625)	33,625	(37,000)

Net cash (used in) provided by financing activities	(66,472)	(15,524)	(34,933)	33,625	(83,304)
Effect of exchange rates on cash and cash equivalents	—	6,046	124	—	6,170

Net (decrease) increase in cash and cash equivalents	(85)	12,674	619	—	13,208
Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of period	$74	$49,296	$4,060	$—	$53,430

9.	Consolidating Financial Information (Continued)

Nine Months Ended September 30, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$87,000	$6,877	$111,669	$—	$205,546
Cash flows from investing activities:
Construction and purchase of railcars and other fixed assets	(59,333)	(715)	(27,033)	—	(87,081)
Decrease in short-term investments	—	33,758	—	—	33,758
Decrease (increase) in advance to parent	92,597	(20,987)	(51,543)	(26,428)	(6,361)
Increase in other assets	—	—	(700)	—	(700)
Proceeds from disposals of railcars and other fixed assets	4,994	843	4,379	—	10,216
Purchases of businesses, net of cash acquired	—	—	(9,074)	—	(9,074)

Net cash provided by (used in) investing activities	38,258	12,899	(83,971)	(26,428)	(59,242)
Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	1,642	—	1,642
Principal payments of borrowed debt	(72,191)	(13,678)	(2,976)	—	(88,845)
Cash dividends	(53,000)	—	(26,428)	26,428	(53,000)

Net cash (used in) provided by financing activities	(125,191)	(13,678)	(27,762)	26,428	(140,203)
Effect of exchange rates on cash and cash equivalents	—	27	3	—	30

Net increase (decrease) in cash and cash equivalents	67	6,125	(61)	—	6,131
Cash and cash equivalents at beginning of year	60	8,590	2,481	—	11,131

Cash and cash equivalents at end of period	$127	$14,715	$2,420	$—	$17,262

10.	The Company is obligated under one residual value guarantee totaling $2.1 million until March 2006 and several performance guarantees totaling $3.5 million until August 2006. Additionally, the Company provides warranties on certain products for varying lengths of time. Changes to the Company’s product warranty accrual during the periods are as follows:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Balance, beginning of year	$724	$877
Warranties issued	142	268
Settlements	(326)	(359)

Balance, end of period	$540	$786

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

11.	On February 8, 1988, Procor Limited (“Procor”) entered into an Operating Lease Agreement (“Lease”) with Air Canada for one Boeing 767-233 aircraft, the Company’s only aircraft. On the same day and as part of the same transaction, Procor entered into a Trust Indenture (“Indenture”) under which it borrowed Cdn$45.0 million and granted a security interest in the aircraft to the trustee. On April 1, 2003, Air Canada filed for an interim court order for protection from its creditors under the Canadian Companies Creditors Arrangement Act. On May 9, 2003, Air Canada notified Procor that it was electing to terminate the Lease effective as of May 30, 2003. This filing and the termination of the Lease constituted defaults under the Lease. The defaults under the Lease constituted defaults under the Indenture and allowed the trustee, among other things, to declare the remaining principal and interest immediately due. The trustee did not do so. On July 29, 2003, Procor prepaid the remaining debt of Cdn$17.7 million and paid a make-whole premium of Cdn$2.8 million.

The net book value of the aircraft was Cdn$37.3 million as of March 31, 2003. Because of the depressed market for Boeing 767-233 aircraft and a required regulatory maintenance check, there is no reasonable expectation of leasing the aircraft in the near future on acceptable terms. Procor has been advised that the current value of the aircraft, in whole or for parts, in an “as-is” condition, may be as low as Cdn$2.7 million. Therefore, during the second quarter, the value of the aircraft was written down to Cdn$2.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

3rd Quarter 2003 versus 2002

Performance of the railcar leasing business continues to be adversely affected by the low level of activity in most major markets. Demand for existing railcars has improved, increasing railcar fleet utilization. However, average railcar lease rates have declined. Demand for intermodal equipment has improved, resulting in higher intermodal fleet utilization, although lease rates for intermodal equipment are lower. Service revenues increased $8.2 million primarily due to a $3.3 million increase in sulphur processing revenues, a $1.9 million increase in intermodal tank container leasing revenues, and a $1.9 million increase in railcar leasing and service revenues.

Demand for new railcars has improved, resulting in increased production and capacity utilization. Increased demand for railcars produced for lease has more than offset decreased demand for railcars produced for sale. Demand for the products of the metals distribution business was impacted by the continuing general economic slowdown in the U.S. Overall sales revenues decreased $3.0 million primarily due to a $5.6 million decrease in sulphur processing equipment sales and a $2.7 million decrease in metal products, offset by a $6.2 million increase in sale of railcars.

Other income decreased $1.3 million primarily due to the termination of the lease disclosed in Note 11 to the financial statements.

The provision for income taxes as a percentage of income before taxes decreased due to an increase in anticipated utilization of foreign tax credits.

Nine Months 2003 versus 2002

Performance of the railcar leasing business continues to be adversely affected by the low level of activity in most major markets, decreasing demand for existing railcars and depressing railcar fleet utilization. Average railcar lease rates have declined. Demand for intermodal equipment has improved, resulting in higher intermodal fleet utilization, although lease rates for intermodal equipment are lower. Service revenues increased $14.8 million primarily due to a $7.7 million increase in sulphur processing revenues and a $5.6 million increase in intermodal tank container leasing revenues.

Demand for new railcars has improved, resulting in increased production and capacity utilization. Increased demand for railcars produced for lease has more than offset decreased demand for railcars produced for sale. Demand for the products of the metals distribution business was impacted by the continuing general economic slowdown in the U.S. Overall sales revenues decreased $24.7 million primarily due to a $14.1 million decrease in metal products, a $6.7 million decrease in sulphur processing equipment sales, and a $2.5 million decrease in sale of railcars. Gross margin on sales revenues decreased $10.4 million primarily due to a $5.0 million decrease in margin in the metals distribution business and a $2.0 million decrease in margin in the sulphur processing equipment sales.

Other income decreased $8.5 million, $5.5 million of which was due to the termination of the lease disclosed in Note 11 to the financial statements and $1.5 million of which was due to a loss on disposition of a foreign metals distribution subsidiary.

Financial Condition and Liquidity

Nine Months 2003 versus 2002

Operating activities provided $225.9 million of cash in the first nine months of 2003. These funds, along with redemption of short-term investments, were used to finance lease fleet additions, service borrowed debt obligations, advance funds to parent, and pay dividends to the Company’s stockholder.

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

During the first nine months of 2003, the Company spent $178.5 million for construction and purchase of railcars and other fixed assets. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first nine months of 2003, the Company’s financing activities included the use of $46.4 million for principal repayments on borrowed debt and $37.0 million for cash dividends. Net cash used in financing activities was $83.3 million.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretion requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At September 30, 2003, the Company did not have any unconsolidated variable interest entities.

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

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 2003 contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those set forth herein. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by the Company such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, there had been no significant change to the Company’s exposure to market risk since December 31, 2002.

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

b. Reports on Form 8-K during the quarter ended September 30, 2003

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION TANK CAR COMPANY REGISTRANT

Dated: November 13, 2003	/S/ MARK J. GARRETTE

Mark J. Garrette Vice President (principal financial officer and principal accounting officer)