Form 10-K
period 2003-12-31
UNION TANK CAR CO
filed 2004-03-29
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-5666

UNION TANK CAR COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-3104688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 W. Washington Street, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 372-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	—

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.

UNION TANK CAR COMPANY

FORM 10-K

Year Ended December 31, 2003

PART I

ITEM 1. BUSINESS

General

UNION TANK CAR COMPANY (with its wholly-owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the “Company”) was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly-owned subsidiary of Marmon Holdings, Inc. (“Holdings”). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

As of December 31, 2003, the Company’s railcar fleet comprised 65,670 tank cars and 14,978 railway cars of other types. A total of 28,651 railcars were added to the lease fleet during the ten years ended December 31, 2003. These railcars accounted for approximately 37% of total railcar lease revenues during 2003. Most of the Company’s railcars were built by the Company or to its specifications and the rest were purchased from other sources.

Management estimates that railway tank cars carrying chemicals and acids account for the greatest portion of total leasing revenues, followed in order by railway tank cars carrying compressed gases (particularly liquefied petroleum gas and anhydrous ammonia), refined petroleum products (such as fuel oils and asphalt), food products and liquid fertilizers.

A significant portion of revenues from the Company’s non-tank railcar fleet derives from leasing of hopper cars for carrying bulk plastics. Remaining non-tank railcar revenues are attributable to leasing of railcars serving the lumber, dry bulk chemical and coal industries.

The Company builds railway tank cars primarily for its leasing business, but also builds railway tank cars for sale to others. Generally, manufacturing follows receipt of a firm order for lease or sale of a railway tank car.

Substantially all of the Company’s railcars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand railcars and ranging from one to twenty years. The average term of leases entered into during 2003 for newly manufactured railcars was approximately eight years. The average term of leases entered into during 2003 for used railway tank cars and other railcars was approximately three years. Under the terms of most leases, the Company agrees to provide a full range of services, including railcar repair and maintenance. The Company supplies relatively few railcars directly to railroads. The Company markets its railcars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the railcar lease fleet, the Company maintains data processing systems that contain information about each railcar, including mechanical specifications, maintenance and repair data, and lease terms.

The Company maintains repair facilities at strategic points throughout the United States and Canada. In addition to work performed by the Company, certain maintenance and repair work is performed for the Company’s account by railroads when railroad inspection determines the need for such work under the interchange rules of the Association of American Railroads (“AAR”).

The Company is not subject to regulation or supervision as a common carrier. The Company’s railcars are subject to construction, safety and maintenance regulations of the Department of Transportation, various other government agencies and the AAR. These regulations have required, and may in the future require, the Company to make significant modifications to certain of its railcars from time to time.

The Company’s facilities for manufacturing and assembling railway tank cars are located in East Chicago, Indiana and Sheldon, Texas. The Company also operates North America’s largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites. Principal shops are located in Valdosta, Georgia; Muscatine, Iowa; El Dorado, Kansas; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland and Sheldon, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Montreal, Quebec; and Regina, Saskatchewan.

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

Gear Drive Manufacturing

Subsidiaries of the Company manufacture right-angle gear drives for industrial and agricultural applications and wind machines used to protect fruits and vegetables from frost.

Segment Information

The principal activity of the Company’s primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2003
Revenues from external customers	$589.5	$395.3	$86.5	$206.7	$1,278.0
Interest income	—	—	—	10.7	10.7
Interest expense	58.2	0.1	13.4	0.1	71.8
Depreciation and amortization	119.5	3.9	24.2	8.0	155.6
Income (loss) before income taxes*	103.9	(6.1)	10.0	0.9	108.7
Segment assets	1,921.0	159.0	330.2	540.8	2,951.0
Expenditures for long-lived assets	201.9	6.5	31.0	6.8	246.2

2002
Revenues from external customers	$572.3	$405.0	$80.2	$200.9	$1,258.4
Interest income	—	—	—	13.9	13.9
Interest expense	65.0	0.1	13.1	0.1	78.3
Depreciation and amortization	119.0	4.4	22.1	7.6	153.1
Income before income taxes	111.7	11.1	6.4	23.9	153.1
Segment assets	1,853.4	181.8	318.9	582.5	2,936.6
Expenditures for long-lived assets	86.0	6.3	24.8	5.6	122.7

2001
Revenues from external customers	$619.5	$427.4	$74.7	$208.2	$1,329.8
Interest income	0.1	—	—	20.0	20.1
Interest expense	71.4	0.2	13.9	0.1	85.6
Depreciation and amortization	122.2	13.8	21.5	10.2	167.7
Income before income taxes	135.7	10.5	8.4	28.8	183.4
Segment assets	1,897.6	185.6	319.8	628.5	3,031.5
Expenditures for long-lived assets	178.9	4.4	26.9	5.1	215.3

*	Metals Distribution includes goodwill impairment of $16.0 million and All Other includes write-down of investment in direct financing lease of $24.5 million.

Geographic	Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2003
United States	$1,027.0	$1,844.0
Canada	162.0	165.5
Other countries	89.0	203.7

Consolidated total	$1,278.0	$2,213.2

2002
United States	$1,015.5	$1,775.7
Canada	146.8	171.0
Other countries	96.1	209.4

Consolidated total	$1,258.4	$2,156.1

2001
United States	$1,056.2	$1,771.6
Canada	162.9	184.4
Other countries	110.7	233.6

Consolidated total	$1,329.8	$2,189.6

Major Customers

Revenues from any one customer did not exceed 10% of consolidated or industry segment revenues during the last three years.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being significant. In management’s opinion, the Company will have adequate availability of raw materials in the future.

Increased prices and reduced availability of steel and other metals are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via a combination of purchase agreements, the ability to increase prices and the discretionary nature of railcar construction.

Foreign Operations

The Company does not believe that there are other than normal business risks attendant to its foreign operations.

Competition

All activities of the Company compete with similar activities by other companies.

Several competitors are in the business of leasing railcars in the United States and Canada. Principal competitors are GATX Corporation, General Electric Railcar Services Corporation, and ACF Industries, Incorporated. Principal competitive factors are price, service and product design. International cooperation within the Company’s engineering, manufacturing, repair and leasing activities has enhanced its ability to provide competitive products and services to its customers throughout North America.

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

Supply and Demand

Demand for railway tank cars and bulk plastic hopper cars is generally met with a combination of the industry’s existing fleet and new railcar additions. The industry’s generally high overall utilization of the railway tank car and bulk plastic covered hopper car fleets evidences an appropriate level and mix of equipment to meet existing railcar demands. New railcars are needed to satisfy growth, for specialized requirements, or the desire of certain customers for newer equipment. Since railcars are typically built to customer order, the supply of new railcars generally stays in reasonable balance with demand.

Major underlying factors affecting demand for new railcars are: (a) the rate of growth of the overall economy, (b) growth of certain industry segments, manufacturers, or shippers, particularly involving significant new or expanded production operations, and (c) replacement of aged, obsolete, or worn out railcars.

Demand for products of metals distribution business is primarily related to the level of manufacturing and construction activity in the United States.

Demand for intermodal tank containers is dependent on growth of the global economy and demand for chemicals and other liquid products. Global economic factors impacting demand include overall demand for chemicals, location of production of the products carried and stored in relation to location of demand for these products, import/export tariffs and other trade restrictions.

Manufacturing Backlog

The Company builds railway tank cars primarily for use in its leasing business and the number of railcars added in any one year is a small percentage of the Company’s lease fleet. Additionally, for railway tank cars built for sale to customers, the Company delivers against orders within a relatively brief period. Therefore, backlog is not material to the Company’s business.

Employees

As of December 31, 2003, the Company had approximately 5,550 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2003, the Company spent approximately $3.0 million on remediation and related matters, compared with $2.5 million and $5.3 million in 2002 and 2001, respectively. The Company expects to spend approximately $4.5 million in 2004 on similar activities.

The Company has been designated as a Potentially Responsible Party (“PRP”) by the EPA at the Calumet Containers site in Hammond, Indiana and the Lake Calumet Cluster in Chicago, Illinois. Costs incurred to date have not been material, either individually or in the aggregate. Because of the nature of the Company’s involvement at these sites, management believes that future costs related to these sites will not be material, either individually or in the aggregate. The Company has not entered into any cost sharing arrangements with other PRP’s that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP’s make it reasonably possible the Company will incur material costs beyond its pro rata share at these sites. The Company’s accruals for these sites are based on the amount it reasonably expects to pay with respect to the sites.

Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

Available Information

The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission. Copies of such materials can be read, copied and obtained from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access the Company’s filings electronically by visiting the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, the Company will provide copies of such filings free of charge upon request to Union Tank Car Company, Attention: Secretary, 225 West Washington Street, Suite 1900, Chicago, Illinois 60606.

ITEM 2. PROPERTIES

In management’s opinion, the Company’s properties are in good condition, substantially utilized and adequate to meet the Company’s current and reasonably anticipated future needs.

The Company estimates that its plant facilities were utilized during the year at an average of approximately 60% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 90% for sulphur processing, 65% for fastener production, 65% for railcar moving vehicles manufacturing, 50% for light rail transit product manufacturing, 80% for containment vessel head manufacturing, and 75% for gear drive manufacturing.

Railcars

The Company owns approximately 84% of its total lease fleet of 80,648 railcars, of which 65,670 are tank cars and 14,978 are other railway freight cars. Of the approximately 67,790 owned railcars, 56,960 are free of liens. Railcars which are not owned are leased from others under long-term net leases.

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

Metals Distribution

Subsidiaries of the Company maintain numerous distribution warehouses and business offices, which are located throughout North America and Europe. There are 29 warehouse and distribution centers from which products are distributed to customers.

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 27,162 owned/managed intermodal tank containers consisting of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,524 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 72% of its intermodal tank container and drop frame tank chassis fleet, of which approximately 31% are free of liens.

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

Other Railway Equipment Facilities

A subsidiary of the Company owns a mobile railcar moving vehicle manufacturing facility in LaGrange, Georgia. Another subsidiary of the Company owns gear, wheels and axles manufacturing facilities in Johnstown and Blairsville, Pennsylvania and Twinsburg, Ohio.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. See “Business - Environmental Matters”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

	For the year ended December 31,
	2003		2002		2001		2000		1999
	(Dollars in Thousands)
Revenues
Services	$718,436		$691,707		$708,006		$673,818		$632,219
Net sales	559,591		566,703		621,786		765,183		785,161
Net income	69,754		96,749		116,651		145,967		131,307
Ratio of earnings to fixed charges	2.13	x	2.48	x	2.65	x	3.26	x	3.22	x
At year end:
Total assets	$2,950,966		$2,936,583		$3,031,507		$2,943,775		$2,646,397
Long-term obligations	867,238		961,199		1,045,828		1,035,408		941,890

Significant items in net income during 2003 included goodwill impairment $(10,865) after taxes, write-down of investment in direct financing lease $(15,714) after taxes, adjustment to prior years’ taxes $19,000 and deferred tax liability adjustment on foreign income previously considered permanently reinvested $(5,500).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “will”, “believes”, “seeks”, “estimates”, and “should’ and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, unanticipated changes in the markets served by the Company (such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries), acts of terrorism, interest rate trends, cost of capital requirements, competition from other companies, changes in operating expenses, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws).

Executive Overview

The core business activity of the Company is full service leasing of railway tank cars in North America. Key characteristics of the Company’s core business are: (a) consistent and predictable cash flows, (b) a strong and creditworthy customer base, (c) multi-year leases that tend to bridge the Company over cyclical downturns, (d) long-lived revenue earning assets, and (e) diversification across railway tank car types, customers within the industrial sectors served, and geographically across North America.

The major challenges in the business are: (a) competition from several strong and experienced competitors, and (b) continuing to provide the level of consistent, high quality product and value-added service necessary to distinguish the Company’s products and services from the competition.

The key indicators of performance are revenue growth, lease fleet growth, lease fleet utilization, and profitability.

The most significant opportunities in the business are: (a) general growth in the economy, which relies on the bulk movement of chemicals, petrochemicals, foods and other liquid and gas products, and (b) displacing railway tank cars owned or net leased by shippers with equipment provided through full service leases.

Significant external factors that contribute to the long term financial performance of full service railway tank car lessors are inflation and interest rates. New railcar rental rates, which are largely determined by equipment cost, operating costs and interest rates, influence rental rates (upon renewal or leasing to a different customer) on the existing lease fleet.

Risk factors in the business of full service leasing of railway tank cars include, but are not limited to, general economic cycles, competitive pricing, regulatory change, asset obsolescence, legal matters, environmental matters, and changes in federal tax policy.

Increased prices and reduced availability of steel and other metals are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via a combination of purchase agreements, the ability to increase prices and the discretionary nature of railcar construction.

2003 versus 2002

Results of Operations

Performance of the railcar leasing business, continued to be adversely affected by the general economic slowdown in all major markets. Demand for existing railcar equipment remained low causing downward pressure on lease rental rates and continued relatively low fleet utilization.

Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization, although average lease rates were lower in 2003 compared with 2002.

Revenues and gross profit from services were as follows:

	2003	2002	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$718,436	$691,707	$26,729
Cost of services	467,157	440,276	26,881

Gross profit from services	$251,279	$251,431	$(152)

Service revenues in 2003 increased over 2002 primarily due to $13.7 million in increased revenues related to sulphur processing (higher rates and volume), a $6.3 million increase in intermodal tank container leasing (higher utilization and equipment additions), and a $5.3 million increase in railcar leasing and service revenues (favorable currency exchange rates and equipment additions offsetting lower rental rates).

Gross profit on service revenues of $251.3 million in 2003 decreased slightly from 2002. Railcar leasing was $6.1 million lower primarily due to lower rental rates and higher maintenance expense. Intermodal tank container leasing was $4.6 million higher primarily due to new fleet additions and higher utilization. Sulphur processing was $1.6 million higher due to higher rates and volume.

Average fleet utilization of the Company’s railcar fleet was 93% for 2003, the same as for 2002. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2003 for newly manufactured railcars was approximately eight years, and the average term of leases entered into for used railcars was approximately three years.

Sales revenues decreased as demand for products of the metals distribution business continued to be adversely impacted by the general economic slowdown in the U.S. Demand for new railcars in 2003 improved over 2002, resulting in higher production and capacity utilization.

Revenues and gross profit from sales were as follows:

	2003	2002	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$559,591	$566,703	$(7,112)
Cost of sales	467,883	468,281	(398)

Gross profit from sales	$91,708	$98,422	$(6,714)

Sales revenues for 2003 decreased from 2002 primarily due to $9.3 million lower sales of metals distribution products (reduced demand), $7.0 million lower sales of sulphur processing equipment (timing of project completion), partially offset by $11.9 million higher sales of railcars (higher volume).

Gross profit on sales in 2003 decreased from 2002, primarily due to a $5.4 million decrease for metals distribution products (reduced demand) partially offset by $2.0 million improved gross profit on sales of railcars (higher volume).

Interest income in 2003 was $3.1 million lower than in 2002 primarily due to lower interest rates and lower average balances.

The write-down of investment in direct financing lease is related to the Boeing 767-233 aircraft discussed in Note 5 of the Notes to Consolidated Financial Statements.

Goodwill impairment expense of $16.0 million is from the write-off of goodwill in the metals distribution business. Goodwill is discussed in Note 18 of the Notes to Consolidated Financial Statements.

Interest expense in 2003 was $6.4 million lower than in 2002 due to principal repayments of debt with no significant new financing in 2003. Interest rates and borrowed debt are discussed in Note 7 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $39.0 million in 2003 with an effective tax rate of 35.8%, compared with $56.3 million in 2002 with an effective tax rate of 36.8%. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Operating activities provided $311.2 million of cash in 2003, compared with $282.7 million in 2002. These funds, along with proceeds from redemption of short-term investments, were used to finance lease fleet additions, service borrowed debt obligations, and pay dividends to the Company’s stockholder. It is the Company’s policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

Net cash used in investing activities was $192.8 million in 2003 compared with $48.9 million in 2002.

In 2003, the Company spent $246.2 million for construction and purchase of lease fleet and other fixed assets, compared with $122.7 million in 2002. The increase was primarily higher investment in additions to the railcar lease fleet. Of the capital expenditures for construction and purchase of lease fleet and other fixed assets over the past five years, approximately 78% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

Proceeds from disposals of lease fleet and other fixed assets was $32.4 million in 2003 compared with $13.9 million in 2002. The higher proceeds in 2003 was due to a higher number of railcars sold as well as higher prices obtained for railcars sold for scrap.

Net cash used in financing activities was $110.4 million in 2003 compared with $204.9 million used in 2002.

In 2003, the Company used $62.5 million for principal repayments on borrowed debt compared with $141.3 million in 2002. Of the 2003 principal repayments, $17.6 million were prepayments compared with $52.0 million of prepayments in 2002. Cash dividends were $48.0 million in 2003 compared with $67.0 million in 2002.

Management expects that future cash to be provided by operating activities, long-term financings, and collection of funds previously advanced to parent will be adequate to provide for continued expansion of the Company’s business and enable it to meet its debt service obligations. The Company may undertake long-term financing in 2004.

Approximately 16% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining railcars are free of liens.

The following table presents the scheduled cash inflows and outflows for the railcar leasing business over the next five years based on leases and railcar-related indebtedness outstanding as of December 31, 2003:

	2004	2005	2006	2007	2008
	(Dollars in Millions)
Railcar Leasing Cash Inflows
Minimum future lease rentals	$461.7	$362.3	$267.5	$187.7	$118.6

Railcar Leasing Cash Outflows
Minimum future lease payments	73.0	96.3	93.5	77.9	82.7
Principal and interest amount of obligations	120.9	72.5	125.2	240.2	119.1

Excess (Deficit) of inflows over outflows	$267.8	$193.5	$48.8	$(130.4)	$(83.2)

Minimum future lease rentals above relate to railcar leases in effect at December 31, 2003. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

In addition, maturities of debt obligations and interest payments for the intermodal tank container leasing business over the next five years are as follows (dollars in millions):

2004	2005	2006	2007	2008
$23.5	$22.6	$23.7	$22.6	$22.5

The Company has not experienced any significant impact of inflation and changing prices on its financial position or results of operations over the last several years.

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2003 and 2002.

Contractual Obligations

At December 31, 2003, contractual obligations of the Company are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in Millions)
Long-term Debt Obligations	$1,278.1	$144.4	$244.0	$404.4	$485.3
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Leases	797.3	76.4	194.3	163.3	363.3
Purchase Obligations	65.6	65.6	—	—	—

Total contractual obligations	$2,141.1	$286.5	$438.3	$567.7	$848.6

Off-Balance Sheet Arrangements

The Company currently has no “off-balance sheet arrangements” that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgements that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgements based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that, of its significant accounting policies (see “Summary of Accounting Principles and Practices” more fully described in Note 2 in Item 8), the following policies involve a higher degree of judgement and/or complexity.

Property and Equipment

Property and equipment are depreciated or amortized over their useful lives based on management’s estimates of the period over which the assets will generate revenue. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends.

Asset Impairment

In assessing recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Income Taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretion requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At December 31, 2003, the Company did not have any unconsolidated variable interest entities.

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

The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $2.7 million until August 2006, and several standby letters of credit totaling $12.9 million. Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the year are as follows:

	2003	2002
	(Dollars in Thousands)
Balance, beginning of year	$724	$877
Warranties issued	360	293
Settlements	(482)	(446)

Balance, end of year	$602	$724

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

2002 versus 2001

Results of Operations

Performance of the railcar leasing business was adversely affected by the general economic slowdown in all major markets. Demand for existing equipment remained low causing downward pressure on both lease rental rates and fleet utilization.

Revenues and gross profit from services were as follows:

	2002	2001	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$691,707	$708,006	$(16,299)
Cost of services	440,276	428,730	11,546

Gross profit from services	$251,431	$279,276	$(27,845)

Service revenues in 2002 decreased from 2001 primarily due to a $19.5 million decrease in railcar leasing revenues (primarily lower utilization) and a $4.1 million decrease in sulphur processing revenues (lower volume), partially offset by a $5.5 million increase in intermodal tank containers leasing (higher utilization and fleet equipment additions offsetting lower rental rates).

Gross profit from service revenues in 2002 decreased from 2001 primarily due to $27.3 million lower gross profit in the railcar leasing business (lower fleet utilization and higher maintenance costs).

Average fleet utilization of the Company’s railcar fleet was 93% for 2002, a decrease from 95% in 2001. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2002 for newly manufactured railcars was approximately six years, and the average term of leases entered into for used railcars was approximately three years.

Sales revenues decreased as demand for new railcars remained weak, resulting in low levels of production and capacity utilization. Demand for the products of the metals distribution business was also adversely impacted by the general economic slowdown in the U.S.

Revenues and gross profit from sales were as follows:

	2002	2001	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$566,703	$621,786	$(55,083)
Cost of sales	468,281	526,289	(58,008)

Gross profit from sales	$98,422	$95,497	$2,925

Sales revenues in 2002 decreased from 2001 primarily due to $27.7 million lower sales of railcars (reduced demand for new cars) and $22.7 million lower sales of metal products (reduced demand).

Gross profit from sales in 2002 was higher than in 2001 primarily due to the inclusion of goodwill amortization of $11.1 million in 2001, a $3.9 million inventory write-down in 2001 in the railway services business, offset by $3.2 million lower gross profit in the metals distribution business.

Interest income in 2002 was $6.2 million lower than in 2001 primarily due to lower interest rates.

Other income in 2002 decreased $11.4 million from 2001 primarily due to, among other things, a $2.4 million environmental provision in 2002. Additionally, other income for 2001 included a $3.9 million gain from disposals of liquefied petroleum gas storage caverns in Canada.

General and administrative expense in 2002 was $4.9 million lower than in 2001 due primarily to lower spending in the metals distribution business.

Interest expense in 2002 was $7.3 million lower than in 2001 due to principal repayments of debt. Interest rates and borrowed debt are discussed in Note 7 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $56.3 million in 2002 with an effective tax rate of 36.8%, compared with $66.8 million in 2001 with an effective tax rate of 36.4%. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Operating activities provided $282.7 million of cash in 2002, compared with $353.7 million in 2001. These funds, along with proceeds from redemption of short-term investments, were used to service borrowed debt obligations, finance lease fleet additions, and pay dividends to the Company’s stockholder. It is the Company’s policy to pay to its stockholder a quarterly dividend equal to 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

Net cash used in investing activities was $48.9 million in 2002 compared with $320.5 million in 2001.

In 2002, the Company spent $122.7 million for construction and purchase of lease fleet and other fixed assets, compared with $215.3 million in 2001. The decrease was primarily a lower investment in additions to the railcar lease fleet. Of the capital expenditures for construction and purchase of lease fleet and other fixed assets over the past five years, approximately 80% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

Proceeds from disposals of lease fleet and other fixed assets was $13.9 million in 2002 compared with $22.9 million in 2001. The lower proceeds in 2002 was due primarily to lower scrap prices.

Net cash used in financing activities was $204.9 million in 2002 compared with $54.3 million used in 2001.

In 2002, the Company used $141.3 million for principal repayments on borrowed debt compared with $91.6 million in 2001. Of the 2002 principal repayments, $52.0 million were prepayments compared with $6.0 million of prepayments in 2001. Proceeds from issuance of borrowed debt were $3.4 million in 2002 compared with $114.2 million in 2001. Cash dividends were $67.0 million in 2002 compared with $77.0 million in 2001.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments is the potential loss in fair value arising from adverse changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

The following table provides information about the Company’s debt obligations with fair value sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and estimated fair value of the Company’s debt obligations.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12-31-2003
	(Dollars in Millions)
Fixed rate debt	$78.3	$34.1	$91.5	$216.0	$107.4	$418.2	$945.5	$1,082.1
Average interest rate	6.88%	7.46%	7.09%	7.04%	6.75%	7.20%	7.08%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

TO UNION TANK CAR COMPANY

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In 2002, as discussed in Note 18, the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards Board Statement No. 142.

ERNST & YOUNG LLP

Chicago, Illinois

March 10, 2004

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

	For the Year Ended December 31,
	2003		2002		2001
Revenues
Services (leasing and other)	$718,436		$691,707		$708,006
Net sales	559,591		566,703		621,786

	1,278,027		1,258,410		1,329,792
Interest income	10,714		13,858		20,097
Other income (expense), net	(259)		2,094		13,538

	1,288,482		1,274,362		1,363,427
Costs and expenses
Cost of services	467,157		440,276		428,730
Cost of sales	467,883		468,281		526,289
Write-down of investment in direct financing lease	24,506		—		—
Goodwill impairment	16,044		—		—
General and administrative	132,320		134,463		139,347
Interest expense	71,840		78,289		85,626

	1,179,750		1,121,309		1,179,992

Income before income taxes	108,732		153,053		183,435

Provision for income taxes	38,978		56,304		66,784

Net income	$69,754		$96,749		$116,651

Ratio of earnings to fixed charges	2.13	x	2.48	x	2.65	x

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	December 31,
	2003	2002
Assets

Cash and cash equivalents	$56,197	$40,222
Short-term investments	62,606	75,187
Accounts receivable, primarily due within one year, less allowance for doubtful accounts of $11,647 in 2003 and $11,151 in 2002	133,036	122,674
Accounts and notes receivable, affiliates	43,546	44,921
Inventories, net of LIFO reserves of $35,056 in 2003 and $32,683 in 2002	121,899	132,479
Prepaid expenses and deferred charges	9,711	10,702
Advances to parent company, principally at LIBOR plus 1%	310,792	354,339
Railcar lease fleet, net	1,676,293	1,579,029
Intermodal tank container lease fleet, net	299,897	294,939
Fixed assets, net	192,818	198,531
Investment in direct financing lease (see Note 5)	2,082	24,434
Other assets	42,089	59,126

Total assets	$2,950,966	$2,936,583

Liabilities and Stockholder’s Equity

Accounts payable	$60,336	$53,596
Accrued rent	95,164	93,033
Accrued liabilities	169,648	162,620
Borrowed debt	945,687	1,007,532

	1,270,835	1,316,781
Deferred income taxes and investment tax credits	554,819	521,162
Minority interest	91,558	86,640

Stockholder’s equity
Common stock, no par value; 1,000 shares authorized and issued	106,689	106,689
Additional capital	158,372	158,372
Retained earnings	768,693	746,939

Total stockholder’s equity	1,033,754	1,012,000

Total liabilities and stockholder’s equity	$2,950,966	$2,936,583

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	Common Stock	Additional Capital	Retained Earnings	Total
Balance at December 31, 2000	$106,689	$158,372	$677,539	$942,600

Net income	—	—	116,651	116,651
Cash dividends	—	—	(77,000)	(77,000)

Balance at December 31, 2001	106,689	158,372	717,190	982,251

Net income	—	—	96,749	96,749
Cash dividends	—	—	(67,000)	(67,000)

Balance at December 31, 2002	106,689	158,372	746,939	1,012,000

Net income	—	—	69,754	69,754
Cash dividends	—	—	(48,000)	(48,000)

Balance at December 31, 2003	$106,689	$158,372	$768,693	$1,033,754

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$69,754	$96,749	$116,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,649	153,102	167,692
Deferred taxes	25,169	42,448	14,523
Write-down of investment in direct financing lease	24,506	—	—
Goodwill impairment	16,044	—	—
Gain on disposition of lease fleet and other fixed assets	(5,988)	(1,288)	(6,302)
Loss on disposition of business	1,494	—	—
Other non-cash income and expenses	8,309	7,232	13,580
Changes in operating assets and liabilities	16,269	(15,519)	47,581

Net cash provided by operating activities	311,206	282,724	353,725

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(246,217)	(122,726)	(215,344)
Decrease (increase) in short-term investments	11,706	33,758	(54,014)
Decrease (increase) in advance to parent	10,455	36,278	(73,134)
Increase in other assets and investments	(1,679)	(1,014)	(897)
Proceeds from disposals of lease fleet and other fixed assets	32,350	13,925	22,855
Proceeds from disposition of business	625	—	—
Purchases of businesses, net of cash acquired	—	(9,074)	—

Net cash used in investing activities	(192,760)	(48,853)	(320,534)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	145	3,412	114,247
Principal payments of borrowed debt	(62,549)	(141,313)	(91,556)
Cash dividends	(48,000)	(67,000)	(77,000)

Net cash used in financing activities	(110,404)	(204,901)	(54,309)

Effect of exchange rates on cash and cash equivalents	7,933	121	(1,416)

Net increase (decrease) in cash and cash equivalents	15,975	29,091	(22,534)

Cash and cash equivalents at beginning of year	40,222	11,131	33,665

Cash and cash equivalents at end of year	$56,197	$40,222	$11,131

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	Ownership

UNION TANK CAR COMPANY (with its wholly-owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the “Company”) is a wholly-owned subsidiary of Marmon Holdings, Inc. (“Holdings”). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable as well as establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Uncollectible receivables are charged against the allowance for doubtful accounts when approved by management after all collection efforts have been exhausted.

Lessor Accounting

Operating Leases - Most of the Company’s railcar and intermodal tank container leases are classified as operating leases. Aggregate rentals from operating leases are reported as revenue ratably over the life of the lease as collectibility is reasonably assured. Expenses, including depreciation and maintenance, are charged as incurred.

Direct Financing Leases - Some of the Company’s railcar and other rental equipment leases are classified as direct financing leases. Gross investment in leases (minimum lease payments plus estimated residual values) less the cost of the equipment is designated as unearned income. This unearned income is recognized over the life of the lease based upon the “constant yield method” or similar methods which generally result in an approximate level rate of return on the investment.

Revenue Recognition

Revenue from sales of products is generally recognized upon shipment to customers which is when title and the risks and rewards of ownership are passed on to the customers. Such revenue is based upon determinable sales prices and is recognized only upon collectibility being reasonably assured.

Shipping and Handling Costs

All freight costs incurred by the Company to ship its products to its customers are included in cost of sales.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

The Company’s foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities are translated at exchange rates in effect at the date of translation. Average exchange rates are used for revenues, costs and expenses, and income taxes.

Translation adjustments and transaction gains and losses are borne by the Company’s parent. For the years ended December 31, 2003, 2002 and 2001, the Company’s parent absorbed a loss of $8,178, a gain of $1,344, and a gain of $954, respectively.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Finished goods represented approximately 70% of net inventories at December 31, 2003.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

All book value amounts for financial instruments approximate the instruments’ fair value except for borrowed debt discussed in Note 7.

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

Railcars are leased directly to several hundred shippers located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 10% of consolidated lease revenues. Each lease involves one to several thousand railcars, normally for periods ranging from one to twenty years. The average term of leases entered into during 2003 for newly manufactured railcars was approximately eight years. The average term of leases entered into during 2003 for used railway tank cars and other railcars was approximately three years. Under the terms of most of the leases, the Company agrees to provide a full range of services including railcar repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 2003:

Operating Leases
2004	$461,717
2005	362,283
2006	267,470
2007	187,727
2008	118,578
2009 and thereafter	217,609

Totals	$1,615,384

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Lease Fleet and Fixed Assets

	December 31,
	2003	2002
Railcar lease fleet
Gross cost	$3,208,673	$3,025,939
Less accumulated depreciation	(1,532,380)	(1,446,910)

	$1,676,293	$1,579,029

Intermodal tank container lease fleet
Gross cost	$371,484	$345,370
Less accumulated depreciation	(71,587)	(50,431)

	$299,897	$294,939

Fixed assets, at cost
Land	$18,145	$18,061
Buildings and improvements	194,702	186,557
Machinery and equipment	341,747	330,938

	554,594	535,556
Less accumulated depreciation	(361,776)	(337,025)

	$192,818	$198,531

5.	Investment in Direct Financing Lease

On February 8, 1988, Procor Limited (“Procor”) entered into a Canadian dollar denominated Operating Lease Agreement (“Lease”) for an 18-year period with Air Canada for one Boeing 767-233 aircraft, the Company’s only aircraft. On the same day and as part of the same transaction, Procor entered into a Trust Indenture (“Indenture”) under which it borrowed Cdn$45.0 million and granted a security interest in the aircraft to the trustee. On April 1, 2003, Air Canada filed for an interim court order for protection from its creditors under the Canadian Companies Creditors Arrangement Act. On May 9, 2003, Air Canada notified Procor that it was electing to terminate the Lease effective as of May 30, 2003. This filing and the termination of the Lease constituted defaults under the Lease. The defaults under the Lease constituted defaults under the Indenture and allowed the trustee, among other things, to declare the remaining principal and interest immediately due. The trustee did not do so. On July 29, 2003, Procor prepaid the remaining debt of Cdn$17.7 million and paid a make-whole premium of Cdn$2.4 million.

The net book value of the aircraft was Cdn$37.3 million as of March 31, 2003. Because of the depressed market for Boeing 767-233 aircraft and a required regulatory maintenance check, there is no reasonable expectation of leasing the aircraft in the near future on terms that support such a value. Procor has been advised that the current value of the aircraft, in whole or for parts, in an “as-is” condition, may be as low as Cdn$2.7 million. Therefore, during the second quarter, the value of the aircraft was written down to Cdn$2.7 million.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Lease Commitments

The Company, as lessee, has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

At December 31, 2003, future minimum rental commitments for all noncancelable leases are as follows:

	Operating Leases
	Sale- Leaseback	Others	Total
2004	$71,455	$4,969	$76,424
2005	94,648	4,329	98,977
2006	91,808	3,506	95,314
2007	76,257	3,055	79,312
2008	80,967	3,033	84,000
2009 and thereafter	348,440	14,819	363,259

	$763,575	$33,711	$797,286

Minimum future sublease revenue to be received under existing railcar sale-leaseback leases as of December 31, 2003 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

Sale- Leaseback Leases
2004	$73,397
2005	57,861
2006	41,834
2007	28,676
2008	17,005
2009 and thereafter	30,892

$249,665

Sublease rentals recorded as revenue for the years ended December 31, 2003, 2002 and 2001 were approximately $82,000, $87,000 and $94,000, respectively.

Rentals charged to costs and expenses were $78,794, $77,726 and $79,065 in 2003, 2002 and 2001, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Borrowed Debt

	December 31,
	2003	2002
Unsecured notes, due from 2004 – 2009 at 6.13% - 7.45% (average rate of 7.02% as of December 31, 2003 and 7.01% as of December 31, 2002)	$465,000	$475,000

Senior secured notes, due from 2010 - 2016 at 6.79% - 7.68% (average rate of 7.18% as of December 31, 2003 and 7.19% as of December 31, 2002)	352,529	367,357

Equipment obligations, payable periodically through 2009 at 6.50% - 9.34% (average rate of 7.06% as of December 31, 2003 and 7.10% as of December 31, 2002)	127,864	144,567

Other long-term borrowings, payable periodically through 2013 (average rate of 4.76% as of December 31, 2003 and 9.52% as of December 31, 2002)	294	20,608

	$945,687	$1,007,532

Senior secured notes of $102,529 are secured by approximately 1,900 railcars with an original cost of approximately $123,100 and 1,100 intermodal tank containers and wheeled chassis with an original cost of approximately $23,800. Senior secured notes of $100,000 are secured by railcars with an original cost of approximately $132,600. Senior secured notes of $150,000 are secured by intermodal tank containers assets with an original cost of approximately $240,000 and the future stream of leasing income on such intermodal tank containers.

Equipment obligations are secured by railcars with an original cost of approximately $407,200 and $403,500 at December 31, 2003 and 2002, respectively.

The Company’s Canadian subsidiaries have approximately $10,409 of credit lines available on a no-fee basis. No amounts were outstanding as of December 31, 2003 and 2002.

Maturities of debt obligations for the years 2004 - 2008 are as follows:

2004	2005	2006	2007	2008
$78,449	$34,134	$91,502	$215,978	$107,397

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of borrowed debt is as follows:

	December 31,
	2003	2002
Unsecured notes	$527,457	$544,916
Senior secured notes	412,954	431,204
Equipment obligations	141,549	162,297
Other long-term borrowings	294	23,623

	$1,082,254	$1,162,040

The current fair value of the Company’s borrowed debt is estimated by discounting the future interest and principal cash flows at the Company’s estimated incremental borrowing rate at the respective year-end for debt with similar maturities.

8.	Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with Holdings, federal income taxes, before consideration of tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, Holdings on this basis. If deductions and credits available to Holdings’ entire consolidated group exceed those which can be used on its tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

Undistributed earnings of the Company’s non-U.S. subsidiaries reflect full provision for non-U.S. income taxes. During 2003, the Company recorded $5.5 million for taxes that would be payable upon repatriation of such earnings into the U.S.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the provision for income taxes:

	2003	2002	2001
State
Current	$217	$2,026	$3,113
Deferred	3,108	(769)	1,827
Federal
Current	245	5,751	20,934
Deferred and investment tax credit	32,471	37,173	33,207
Foreign
Current	13,347	6,079	28,214
Deferred and investment tax credit	(10,410)	6,044	(20,511)

Total	$38,978	$56,304	$66,784

In 2003, 2002, and 2001, the Company paid foreign withholding taxes of $4,169, $2,821 and $2,557, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

	2003	2002	2001
Domestic	$116,918	$128,691	$151,216
Foreign	(8,186)	24,362	32,219

Total	$108,732	$153,053	$183,435

Income tax effects of significant items which resulted in effective tax rates of 35.8% in 2003, 36.8% in 2002, and 36.4% in 2001 follow:

	2003	2002	2001
Income taxes at 35% federal statutory rate	$38,056	$53,569	$64,202
Increase (decrease) resulting from:
Amortization of investment tax credits	(945)	(1,399)	(1,989)
State income taxes, net of federal income tax benefit	3,249	548	3,850
Excess tax provided on foreign income	10,634	3,578	6,960
Tax on unremitted foreign income	5,500	—	—
Amortization of goodwill	—	—	1,576
Effect of Canadian tax rate decrease on foreign deferred taxes	—	—	(9,207)
Adjustment to prior years’ taxes	(19,000)	—	—
Other, net	1,484	8	1,392

Total income taxes	$38,978	$56,304	$66,784

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The excess tax on foreign income represents differences due to higher foreign tax rates and foreign tax credits not benefited. In 2003, the Company recorded a $19.0 million adjustment based on the resolution of prior years’ tax matters with the various taxing authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of net deferred tax balances are as follows:

	2003	2002
Excess of tax over book depreciation	$(582,346)	$(530,422)
Other	(8,593)	(29,995)

Gross liabilities	(590,939)	(560,417)

Expenses per books not yet deductible for tax	34,241	29,338
Other	8,842	17,932

Gross assets	43,083	47,270

Deferred investment tax credits	(6,963)	(8,015)

Net deferred income tax liability	$(554,819)	$(521,162)

The above assets exclude certain state deferred income tax assets related to loss carryforwards (which expire over the next five years) in the gross amount of $2,000 at December 31, 2003 and $1,800 at December 31, 2002.

The Company has approximately $23,700 of foreign tax credit carryforwards available to reduce future income taxes at December 31, 2003. Due to the uncertain realization of the benefit of these credits, they are subject to a 100% valuation allowance.

9.	Contingencies

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, and, in the opinion of management, their ultimate resolution will not have a material effect on the Company’s consolidated financial position or results of operations.

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability and products liability exposures, as well as certain workers’ compensation liabilities in states where it is authorized to do so. The Company maintains no property damage insurance on its railcars or intermodal tank containers. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims. The Company reserves the full estimated value of claims, it does not discount its claims liability.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has no environmental matters currently pending which are significant to the Company’s results of operations or financial condition, either individually or in the aggregate. Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

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

The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $2.7 million until August 2006, and several standby letters of credit totaling $12.9 million. Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the year are as follows:

	2003	2002
Balance, beginning of year	$724	$877
Warranties issued	360	293
Settlements	(482)	(446)

Balance, end of year	$602	$724

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension Benefits

Substantially all of the Company’s employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 2003, 2002 and 2001 was $12,060, $12,525 and $12,395, respectively.

As of December 31, 2003, the Company’s defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company’s funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans’ termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan expense (income) was $264, ($140) and ($335) for 2003, 2002 and 2001, respectively. Accrued pension costs recognized in the consolidated balance sheet were $3,717 at December 31, 2003 and 2002.

11.	Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and co-payment provisions, Medicare supplements and other limitations. At December 31, 2003 and 2002, the liability for postretirement health care and life insurance benefits was $4,718 and $4,735 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $803, $724 and $696 in 2003, 2002 and 2001, respectively.

12.	Purchase Obligation Commitments

At December 31, 2003, the Company had purchase obligation commitments outstanding of $65,627 primarily for the purchase of intermodal tank containers and steel and component purchases for construction of railway tank cars.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information

The following condensed consolidating statements for the years ended December 31, 2003, 2002 and 2001 are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

In 2002, Procor Limited restructured a part of its railcar leasing business. Procor Limited transferred a number of the railcars it owned to Procor Leasing Inc. (“PLI”) in exchange for the Class A Preferred Shares of PLI. PLI then transferred these same cars to a new limited partnership, Procor LP, in exchange for a 98% limited partnership interest in Procor LP. Procor Limited owns a 2% general partnership interest in Procor LP. Therefore, the Procor Limited financial information for 2001 is not comparable to the 2003 and 2002 information.

Condensed consolidating statements of income for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$468,758	$25,885	$294,049	$(70,256)	$718,436
Net sales	44,625	858	523,010	(8,902)	559,591

	513,383	26,743	817,059	(79,158)	1,278,027
Other income (expense), net	37,574	(5,644)	2,897	(24,372)	10,455

	550,957	21,099	819,956	(103,530)	1,288,482
Costs and expenses
Cost of services	322,362	25,739	189,312	(70,256)	467,157
Cost of sales	45,265	821	430,699	(8,902)	467,883
Write-down of investment in direct financing lease	—	24,506	—	—	24,506
Goodwill impairment	—	—	16,044	—	16,044
General and administrative	36,150	658	95,512	—	132,320
Interest	52,303	4,464	15,073	—	71,840

	456,080	56,188	746,640	(79,158)	1,179,750

Income (loss) before income taxes	94,877	(35,089)	73,316	(24,372)	108,732
Provision for income taxes	25,123	(10,639)	24,494	—	38,978

Net income (loss)	$69,754	$(24,450)	$48,822	$(24,372)	$69,754

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$469,132	$26,548	$259,251	$(63,224)	$691,707
Net sales	30,957	6,002	539,059	(9,315)	566,703

	500,089	32,550	798,310	(72,539)	1,258,410
Other income, net	70,987	6,149	478	(61,662)	15,952

	571,076	38,699	798,788	(134,201)	1,274,362
Costs and expenses
Cost of services	317,410	22,887	163,203	(63,224)	440,276
Cost of sales	33,252	5,728	438,616	(9,315)	468,281
General and administrative	37,079	1,118	96,266	—	134,463
Interest	60,571	3,254	14,464	—	78,289

	448,312	32,987	712,549	(72,539)	1,121,309

Income before income taxes	122,764	5,712	86,239	(61,662)	153,053
Provision for income taxes	26,015	1,116	29,173	—	56,304

Net income	$96,749	$4,596	$57,066	$(61,662)	$96,749

	Year Ended December 31, 2001
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$491,675	$69,123	$214,319	$(67,111)	$708,006
Net sales	39,442	23,472	578,612	(19,740)	621,786

	531,117	92,595	792,931	(86,851)	1,329,792
Other income, net	79,116	11,573	12,855	(69,909)	33,635

	610,233	104,168	805,786	(156,760)	1,363,427
Costs and expenses
Cost of services	315,014	40,442	140,385	(67,111)	428,730
Cost of sales	38,766	26,962	480,301	(19,740)	526,289
General and administrative	37,949	3,927	97,471	—	139,347
Interest	64,169	7,004	14,453	—	85,626

	455,898	78,335	732,610	(86,851)	1,179,992

Income before income taxes	154,335	25,833	73,176	(69,909)	183,435
Provision for income taxes	37,684	748	28,352	—	66,784

Net income	$116,651	$25,085	$44,824	$(69,909)	$116,651

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$82	$48,759	$7,356	$—	$56,197
Short-term investments	—	62,606	—	—	62,606
Accounts receivable	36,036	2,957	153,195	(59,152)	133,036
Accounts and notes receivable, affiliates	—	—	43,546	—	43,546
Inventories, net	27,820	3,739	90,340	—	121,899
Prepaid expenses and deferred charges	3,873	2,503	3,335	—	9,711
Advances to parent	104,831	(90,828)	296,316	473	310,792
Railcar lease fleet, net	1,411,232	30,200	234,861	—	1,676,293
Intermodal tank container lease fleet, net	—	—	299,897	—	299,897
Fixed assets, net	83,313	16,224	93,281	—	192,818
Investment in direct financing lease	—	2,082	—	—	2,082
Investment in subsidiaries	780,205	75,452	126,655	(982,312)	—
Other assets	92	(1)	41,997	1	42,089

Total assets	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$51,242	$17,525	$50,431	$(58,862)	$60,336
Accrued liabilities	189,729	3,654	68,809	2,620	264,812
Borrowed debt	775,854	19,538	150,295	—	945,687

	1,016,825	40,717	269,535	(56,242)	1,270,835
Deferred income taxes and investment tax credits	417,885	21,114	115,820	—	554,819
Minority interest	—	—	91,557	1	91,558

Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,606	(466,365)	265,061
Retained earnings	647,271	78,318	561,596	(518,492)	768,693
Equity adjustment from foreign currency translation	7,028	199	(7,335)	108	—

Total stockholder’s equity	1,012,774	91,862	913,867	(984,749)	1,033,754

Total liabilities and stockholder’s equity	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	December 31, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$159	$36,622	$3,441	$—	$40,222
Short-term investments	—	75,187	—	—	75,187
Accounts receivable	30,895	2,429	137,928	(48,578)	122,674
Accounts and notes receivable, affiliates	—	—	44,921	—	44,921
Inventories, net	25,330	4,261	102,888	—	132,479
Prepaid expenses and deferred charges	5,827	2,409	3,051	(585)	10,702
Advances to parent	210,699	(44,677)	187,335	982	354,339
Railcar lease fleet, net	1,311,642	25,674	241,713	—	1,579,029
Intermodal tank container lease fleet, net	—	—	294,939	—	294,939
Fixed assets, net	90,342	14,319	93,870	—	198,531
Investment in direct financing lease	—	24,434	—	—	24,434
Investment in subsidiaries	802,340	75,844	171,254	(1,049,438)	—
Other assets	396	798	58,730	(798)	59,126

Total assets	$2,477,630	$217,300	$1,340,070	$(1,098,417)	$2,936,583

Liabilities and Stockholder’s Equity

Accounts payable	$49,759	$1,550	$50,471	$(48,184)	$53,596
Accrued liabilities	188,795	5,294	59,254	2,310	255,653
Borrowed debt	810,326	33,014	164,192	—	1,007,532

	1,048,880	39,858	273,917	(45,874)	1,316,781
Deferred income taxes and investment tax credits	396,459	25,492	99,211	—	521,162
Minority interest	—	—	87,438	(798)	86,640

Stockholder’s equity
Common stock and additional capital	358,475	13,012	359,479	(465,905)	265,061
Retained earnings	625,517	152,298	555,102	(585,978)	746,939
Equity adjustment from foreign currency translation	48,299	(13,360)	(35,077)	138	—

Total stockholder’s equity	1,032,291	151,950	879,504	(1,051,745)	1,012,000

Total liabilities and stockholder’s equity	$2,477,630	$217,300	$1,340,070	$(1,098,417)	$2,936,583

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$153,880	$13,451	$143,875	$—	$311,206

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(198,640)	(1,194)	(46,383)	—	(246,217)
Decrease in short-term investments	—	11,706	—	—	11,706
Decrease (increase) in advance to parent	107,340	46,151	(45,709)	(97,327)	10,455
Increase in other assets	—	—	(1,679)	—	(1,679)
Proceeds from disposals of lease fleet and other fixed assets	19,815	590	11,945	—	32,350
Proceeds from disposals of business	—	—	625	—	625

Net cash (used in) provided by investing activities	(71,485)	57,253	(81,201)	(97,327)	(192,760)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	145	—	145
Principal payments of borrowed debt	(34,472)	(15,525)	(12,552)	—	(62,549)
Cash dividends	(48,000)	(50,815)	(46,512)	97,327	(48,000)

Net cash (used in) provided by financing activities	(82,472)	(66,340)	(58,919)	97,327	(110,404)
Effect of exchange rates on cash and cash equivalents	—	7,773	160	—	7,933

Net (decrease) increase in cash and cash equivalents	(77)	12,137	3,915	—	15,975
Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of period	$82	$48,759	$7,356	$—	$56,197

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2002
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$122,891	$16,053	$143,780	$—	$282,724

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(83,842)	(1,093)	(37,791)	—	(122,726)
Decrease in short-term investments	—	33,758	—	—	33,758
Decrease (increase) in advance to parent	132,422	(5,797)	(63,919)	(26,428)	36,278
Increase in other assets	—	—	(1,014)	—	(1,014)
Proceeds from disposals of lease fleet and other fixed assets	7,835	853	5,237	—	13,925
Purchases of businesses, net of cash acquired	—	—	(9,074)	—	(9,074)

Net cash provided by (used in) investing activities	56,415	27,721	(106,561)	(26,428)	(48,853)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	3,412	—	3,412
Principal payments of borrowed debt	(112,207)	(15,851)	(13,255)	—	(141,313)
Cash dividends	(67,000)	—	(26,428)	26,428	(67,000)

Net cash (used in) provided by financing activities	(179,207)	(15,851)	(36,271)	26,428	(204,901)
Effect of exchange rates on cash and cash equivalents	—	109	12	—	121

Net increase in cash and cash equivalents	99	28,032	960	—	29,091
Cash and cash equivalents at beginning of year	60	8,590	2,481	—	11,131

Cash and cash equivalents at end of year	$159	$36,622	$3,441	$—	$40,222

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2001
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$167,924	$28,516	$157,285	$—	$353,725

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(176,798)	(2,079)	(36,467)	—	(215,344)
Increase in short-term investments	—	(54,014)	—	—	(54,014)
Decrease (increase) in advance to parent	29,160	37,605	(97,813)	(42,086)	(73,134)
Increase in other assets	(20)	—	(877)	—	(897)
Proceeds from disposals of lease fleet and other fixed assets	5,534	9,944	7,377	—	22,855

Net cash used in investing activities	(142,124)	(8,544)	(127,780)	(42,086)	(320,534)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	110,000	—	4,247	—	114,247
Principal payments of borrowed debt	(63,234)	(13,407)	(14,915)	—	(91,556)
Cash dividends	(77,000)	(19,735)	(22,351)	42,086	(77,000)

Net cash (used in) provided by financing activities	(30,234)	(33,142)	(33,019)	42,086	(54,309)
Effect of exchange rates on cash and cash equivalents	—	(1,351)	(65)	—	(1,416)

Net decrease in cash and cash equivalents	(4,434)	(14,521)	(3,579)	—	(22,534)
Cash and cash equivalents at beginning of year	4,494	23,111	6,060	—	33,665

Cash and cash equivalents at end of year	$60	$8,590	$2,481	$—	$11,131

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Related Party Transactions

The following table sets forth the major related party transaction amounts included in the consolidated financial statements, other than those disclosed elsewhere.

	Interest Income	Management Expense	Insurance Billed
2003	$8,649	$4,314	$5,595
2002	11,015	4,314	5,258
2001	13,265	3,352	3,586

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to Holdings or its subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $297,437 and $343,216 at December 31, 2003 and 2002, respectively.

Certain of the Company’s Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of Holdings resulted in receivables of $13,355 and $11,123 at December 31, 2003 and 2002, respectively, that are included in advances to parent company.

An administrative services fee is paid to The Marmon Group, Inc. (“Marmon”), a subsidiary of Holdings, for certain services provided by Marmon’s officers and employees including services with respect to accounting, tax, finance, legal and related matters which Marmon provides to certain of Holdings’ subsidiaries and affiliates. The Company obtains these services from Marmon because it is considered more cost efficient to obtain such services in this manner.

The interest of minority shareholders in Worldwide Containers, Inc. at December 31, 2003 and 2002 was $91,558 and $86,640, respectively. The minority interest in income for the years ended December 31, 2003, 2002 and 2001 was $4,918, $4,257 and $4,316, respectively.

All minority interest in income was included as a charge against other income.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Derivative Financial Instruments

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2003 and 2002.

16.	Quarterly Data (Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2003
Net sales and services revenues	$306,057	$317,095	$321,972	$332,903
Cost of sales and services	223,008	232,789	232,802	246,441

Gross profit	83,049	84,306	89,170	86,462

Net income	$20,859	$5,025	$27,093	$16,777

2002
Net sales and services revenues	$310,123	$328,146	$316,801	$303,340
Cost of sales and services	217,504	239,515	231,133	220,405

Gross profit	92,619	88,631	85,668	82,935

Net income	$25,397	$26,368	$25,080	$19,904

Results for the second quarter of 2003 included the write-down of $15.7 million in value of the investment in direct financing lease (see Note 5). Results for the fourth quarter of 2003 included a $10.9 million goodwill impairment and a $13.5 million tax adjustment.

Certain amounts previously reported in the Form 10-Q for 2003 and 2002 have been reclassified from general and administrative to cost of sales and services to conform to the year-end presentation.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Supplementary Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2003	2002	2001
Changes in operating assets and liabilities:
Accounts receivable	$(15,528)	$13,568	$7,458
Inventories	8,804	(190)	24,568
Prepaid expenses and deferred charges	1,277	(1,087)	(3,162)
Accounts payable, accrued rent and accrued liabilities	21,716	(27,810)	18,717

	$16,269	$(15,519)	$47,581

Cash paid during the year for:
Interest (net of amount capitalized)	$72,565	$84,106	$87,340
Income taxes	1,130	17,868	50,258

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in short-term investments and advances to parent.

18.	Accounting for Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. The Company completed its transitional and annual impairment tests as of January 1, and October 1, 2002 as prescribed by SFAS No. 142, which indicated that no impairment of goodwill existed. The net carrying amount of goodwill was $16.0 million as of December 31, 2002 (accumulated amortization was $14.3). The Company completed its annual impairment tests during the fourth quarter of 2003 as prescribed by SFAS No. 142, which indicated that an impairment existed and the remaining amounts were written-off. There is no remaining goodwill as of December 31, 2003.

The following table provides comparative earnings had the non-amortization provisions of SFAS No. 142 been adopted for the period presented:

2001
Reported net income	$116,651
Goodwill amortization, net of tax	9,348

Net income, excluding goodwill amortization	$125,999

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Industry Segment Information

The principal activity of the Company’s primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2003
Revenues from external customers	$589.5	$395.3	$86.5	$206.7	$1,278.0
Interest income	—	—	—	10.7	10.7
Interest expense	58.2	0.1	13.4	0.1	71.8
Depreciation and amortization	119.5	3.9	24.2	8.0	155.6
Income (loss) before income taxes*	103.9	(6.1)	10.0	0.9	108.7
Segment assets	1,921.0	159.0	330.2	540.8	2,951.0
Expenditures for long-lived assets	201.9	6.5	31.0	6.8	246.2

2002
Revenues from external customers	$572.3	$405.0	$80.2	$200.9	$1,258.4
Interest income	—	—	—	13.9	13.9
Interest expense	65.0	0.1	13.1	0.1	78.3
Depreciation and amortization	119.0	4.4	22.1	7.6	153.1
Income before income taxes	111.7	11.1	6.4	23.9	153.1
Segment assets	1,853.4	181.8	318.9	582.5	2,936.6
Expenditures for long-lived assets	86.0	6.3	24.8	5.6	122.7

2001
Revenues from external customers	$619.5	$427.4	$74.7	$208.2	$1,329.8
Interest income	0.1	—	—	20.0	20.1
Interest expense	71.4	0.2	13.9	0.1	85.6
Depreciation and amortization	122.2	13.8	21.5	10.2	167.7
Income before income taxes	135.7	10.5	8.4	28.8	183.4
Segment assets	1,897.6	185.6	319.8	628.5	3,031.5
Expenditures for long-lived assets	178.9	4.4	26.9	5.1	215.3

*	Metals Distribution includes goodwill impairment of $16.0 million and All Other includes write-down of investment in direct financing lease of $24.5 million.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Industry Segment Information (Continued)

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2003
United States	$1,027.0	$1,844.0
Canada	162.0	165.5
Other countries	89.0	203.7

Consolidated total	$1,278.0	$2,213.2

2002
United States	$1,015.5	$1,775.7
Canada	146.8	171.0
Other countries	96.1	209.4

Consolidated total	$1,258.4	$2,156.1

2001
United States	$1,056.2	$1,771.6
Canada	162.9	184.4
Other countries	110.7	233.6

Consolidated total	$1,329.8	$2,189.6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Current Positions or Offices	First Elected to Position
Kenneth P. Fischl	54	President, Chief Executive Officer Director	2002 1994

Mark J. Garrette	50	Vice President, Principal Financial Officer Vice President of the Company and Senior Vice President and Controller - Tank Car Division	2002 1994

Frank D. Lester	63	Vice President of the Company and President - Tank Car Division	1999

Robert K. Lorch	57	Vice President	2002

John D. Nichols	73	Director	2002

Robert W. Webb	64	Director General Counsel and Secretary	2003 1986

Kenneth P. Fischl

Mr. Fischl was elected President of the Company in January 2002 and was elected President, Chief Executive Officer of the Company in August 2002. He was elected a Vice President of The Marmon Group, Inc. (“Marmon”) in May 1998. He was elected as a Director in March 1994, and served as President of the Tank Car Division from February 1993 to August 1999. He was appointed Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July 1992. He joined the Company in 1977 as a Market Analyst. Mr. Fischl was promoted to Manager of Tank Car Marketing and Administration in 1979 and became Vice President of Fleet Management in 1981.

Mark J. Garrette

Mr. Garrette was elected Principal Financial Officer of the Company in August 2002. He joined Marmon as a sector Chief Financial Officer in April 2002. He was appointed Senior Vice President and Controller of the Tank Car Division and elected Vice President of the Company in August 1994. He joined the Tank Car Division as Vice President and Assistant Controller in May 1994.

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

Robert W. Webb

Mr. Webb was elected as a Director of the Company in May 2003. Mr. Webb is Vice President and Secretary of Holdings and Senior Vice President, Secretary and General Counsel of Marmon. Mr. Webb has served in these or other capacities for each of the Company, Holdings and Marmon in excess of five years.

There are no family relationships among the directors and executive officers of the Company.

Directors and executive officers are elected for a term of one year, or until a successor is appointed.

Other Directorships

Mr. John D. Nichols is a Director of Household International, Inc. Otherwise, none of the members of the Company’s Board of Directors are members of the board of directors of companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or of a company registered as an investment company under the Investment Company Act of 1940.

Audit Committee and Audit Committee Financial Expert

The Company is not subject to the listing requirements of a national exchange. As a result, the Company is not required to have a separately designated standing audit committee, and the entire Board of Directors acts as the Company’s audit committee. While the Company does not have on its Board of Directors an “Audit Committee Financial Expert” (as that term is defined under federal securities laws), the Company and its Board of Directors have available to them, through Holdings and Marmon, financial experts and financial expertise relating to accounting and auditing matters.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to its executive officers, including the Principal Executive Officer and Principal Financial Officer, as well as the head and senior financial officer of each operating unit and all other key financial and accounting personnel having responsibility in connection with the preparation, review, or disclosure of any aspect of the Company’s financial statements or other financial information or data. Copies of the Company’s Code of Ethics, including any future amendments, are available without charge upon request to Union Tank Car Company, Attention: Secretary, 225 West Washington Street, Suite 1900, Chicago, Illinois 60606.

ITEM 11. EXECUTIVE COMPENSATION

Frank D. Lester, Vice President, was the only executive officer of the Company who in the year ended December 31, 2003, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 2003 compensation from Marmon and are primarily involved in the management of Marmon. The Company, together with the other subsidiaries of Holdings, has been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 14 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Lester:

Summary Compensation Table

	Annual Compensation			All Other Compensation*
Name and Principal Position	Year	Salary	Bonus
Frank D. Lester, Vice President of the Company and President of the Tank Car Division	2003 2002 2001	$294,554 282,600 270,450	$68,400 80,000 80,000	$41,642 43,715 41,085

*	Primarily represents the aggregate amounts of Company contributions to defined contribution plans on behalf of the named individual.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holdings, a Delaware corporation having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100% of the Company’s issued and outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 14 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which contains a description of certain related party transactions, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are:

	For the Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Audit fees	$912	$655
Audit-related fees	213	204
Tax fees	213	244
All other fees	2	3

	$1,340	$1,106

Fees for audit services include fees associated with the annual audit which have been allocated to the Company by Holdings, the reviews of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally. Audit-related fees principally included internal control review and compliance reports. Tax fees included tax compliance, tax advice and tax planning, including expatriate tax services.

Pre-Approval Policies and Procedures

The Company’s Board of Directors currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the Board of Directors may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
a) 1.	Financial Statements -

	Consolidated statement of income for each of the three years in the period ended December 31, 2003	23
	Consolidated balance sheet - December 31, 2003 and 2002	24
	Consolidated statement of stockholder’s equity for each of the three years in the period ended December 31, 2003	25
	Consolidated statement of cash flows for each of the three years in the period ended December 31, 2003	26
	Notes to consolidated financial statements	27

2.	Schedules

	The following consolidated financial schedule of Union Tank Car Company is included in response to Item 15(a).

	II – Valuation and qualifying accounts	58

	All other financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.	Index to Exhibits	59

b)	Reports on Form 8-K

	There were no reports on Form 8-K filed during the three months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNION TANK CAR COMPANY
(Registrant)

By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President

Dated: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kenneth P. Fischl Kenneth P. Fischl	President and Director (principal executive officer)	March 29, 2004

/s/ Mark J. Garrette Mark J. Garrette	Vice President (principal financial officer and principal accounting officer)	March 29, 2004

/s/ John D. Nichols John D. Nichols	Director	March 29, 2004

/s/ Robert W. Webb Robert W. Webb	Director, General Counsel and Secretary	March 29, 2004

UNION TANK CAR COMPANY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at Beginning of Period	Additions Charged to					Balance at End of Period
		Costs and Expenses	Other		Deductions
Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,151	$4,338	$132	(1)	$3,974	(3)	$11,647
Allowance for obsolete inventory	12,566	407	237	(1)	4,229	(4)	8,981

Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	9,613	2,787	23	(1)	1,272	(5)	11,151
Allowance for obsolete inventory	14,813	188	108	(1)	2,543		12,566

Year Ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	9,273	3,420	(23	)(2)	3,057	(5)	9,613
Allowance for obsolete inventory	10,510	5,802	(100	)(2)	1,399		14,813

(1)	Foreign currency translation loss.
(2)	Foreign currency translation gain.
(3)	Amounts determined not to be collectible, net of recoveries. Amount also includes a reduction in the reserve from the divestiture of a subsidiary of $143.
(4)	Amount includes a reduction in the reserve from the divestiture of a subsidiary of $492.
(5)	Amounts determined not to be collectible, net of recoveries.

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

12	Statements re computation of ratios The computation of the Ratio of Earnings to Fixed Charges

21	Subsidiaries of the registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.