Form 10-Q
period 2004-03-31
UNION TANK CAR CO
filed 2004-05-14
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Services (leasing and other)	$183,779	$173,993
Net sales	164,387	132,064

	348,166	306,057

Other income, net	2,569	2,246

	350,735	308,303

Costs and expenses
Cost of services	116,013	109,986
Cost of sales	133,009	110,985
General and administrative	37,168	36,416
Interest	16,777	18,000

	302,967	275,387

Income before income taxes	47,768	32,916

Provision for income taxes	19,311	12,057

Net income	$28,457	$20,859

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and cash equivalents	$56,241	$56,197
Short-term investments	—	62,606
Accounts receivable, primarily due within one year	153,654	133,036
Accounts and notes receivable, affiliates	43,545	43,546
Inventories, net of LIFO reserves of $38,501 ($35,056 at December 31, 2003)	124,359	121,899
Prepaid expenses and deferred charges	8,619	9,711
Advances to parent company, principally at LIBOR plus 1%	293,162	310,792
Railcar lease fleet, net	1,700,669	1,676,293
Intermodal tank container lease fleet, net	305,175	299,897
Fixed assets, net	192,291	192,818
Investment in aircraft direct financing lease	2,060	2,082
Other assets	41,777	42,089

Total assets	$2,921,552	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$74,470	$60,336
Accrued liabilities	237,481	264,812
Borrowed debt, including $63,664 due within one year ($78,449 at December 31, 2003)	921,358	945,687

	1,233,309	1,270,835

Deferred income taxes and investment tax credits	553,108	554,819
Minority interest	92,924	91,558

Stockholder’s equity
Common stock and additional capital	265,061	265,061
Retained earnings	777,150	768,693

Total stockholder’s equity	1,042,211	1,033,754

Total liabilities and stockholder’s equity	$2,921,552	$2,950,966

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$28,457	$20,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,797	40,985
Deferred taxes	(1,438)	(287)
Gain on disposition of lease fleet and other fixed assets	(2,452)	(496)
Loss on disposition of business	—	1,494
Other non-cash income and expenses	2,120	2,001
Changes in assets and liabilities:
Accounts receivable	(21,073)	(9,283)
Inventories	(2,690)	11,001
Prepaid expenses and deferred charges	1,188	31
Accounts payable and accrued expenses	(10,962)	(22,706)

Net cash provided by operating activities	32,947	43,599

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(77,100)	(48,100)
Decrease in short-term investments	62,606	75,187
Decrease (increase) in advance to parent	19,368	(19,614)
Increase in other assets	(183)	(462)
Proceeds from disposals of lease fleet and other fixed assets	7,883	4,399
Proceeds from disposition of business	—	625

Net cash provided by investing activities	12,574	12,035

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	37
Principal payments of borrowed debt	(24,325)	(9,078)
Cash dividends	(20,000)	(14,000)

Net cash used in financing activities	(44,325)	(23,041)

Effect of exchange rates on cash and cash equivalents	(1,152)	7,787

Net increase in cash and cash equivalents	44	40,380

Cash and cash equivalents at beginning of year	56,197	40,222

Cash and cash equivalents at end of period	$56,241	$80,602

Cash paid during the period for:
Interest (net of amount capitalized)	$13,978	$15,294
Income taxes	21,189	1,013

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	UNION TANK CAR COMPANY (the “Company”) is a wholly-owned subsidiary of Marmon Holdings, Inc. (“Holdings”), all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.	The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2003 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The 2004 interim results presented herein are not necessarily indicative of the results of operations for the full year 2004.

3.	As more fully described in the Company’s 2003 Annual Report on Form 10-K, under an arrangement with Holdings, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.	The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.	Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the three months ended March 31, 2004 and 2003, the Company’s parent absorbed a gain of $325 and a loss of $3,768, respectively.

6.	The Company’s short-term investments consist of commercial paper with original maturities between four and six months. No such investments were held at March 31, 2004.

7.	The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at March 31, 2004 and December 31, 2003.

8. Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$117,669	$5,594	$78,725	$(18,209)	$183,779
Net sales	6,527	189	161,088	(3,417)	164,387

	124,196	5,783	239,813	(21,626)	348,166
Other income, net	19,542	668	815	(18,456)	2,569

	143,738	6,451	240,628	(40,082)	350,735

Costs and expenses
Cost of services	78,035	5,097	51,090	(18,209)	116,013
Cost of sales	6,400	107	129,919	(3,417)	133,009
General and administrative	9,553	2,943	24,672	—	37,168
Interest	12,747	596	3,434	—	16,777

	106,735	8,743	209,115	(21,626)	302,967

Income before income taxes	37,003	(2,292)	31,513	(18,456)	47,768
Provision for income taxes	8,546	(592)	11,357	—	19,311

Net income	$28,457	$(1,700)	$20,156	$(18,456)	$28,457

	Three Months Ended March 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$115,746	$6,053	$68,720	$(16,526)	$173,993
Net sales	6,282	271	127,348	(1,837)	132,064

	122,028	6,324	196,068	(18,363)	306,057
Other income, net	14,319	(1,243)	(2,166)	(8,664)	2,246

	136,347	5,081	193,902	(27,027)	308,303

Costs and expenses
Cost of services	78,495	4,964	43,053	(16,526)	109,986
Cost of sales	7,486	268	105,068	(1,837)	110,985
General and administrative	8,822	2,173	25,421	—	36,416
Interest	13,763	791	3,446	—	18,000

	108,566	8,196	176,988	(18,363)	275,387

Income before income taxes	27,781	(3,115)	16,914	(8,664)	32,916
Provision for income taxes	6,922	(915)	6,050	—	12,057

Net income	$20,859	$(2,200)	$10,864	$(8,664)	$20,859

8. Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$89	$48,174	$7,978	$—	$56,241
Accounts receivable	39,235	3,098	172,995	(61,674)	153,654
Accounts and notes receivable, affiliates	—	—	43,545	—	43,545
Inventories, net	31,441	2,581	90,337	—	124,359
Prepaid expenses and deferred charges	3,186	1,280	4,153	—	8,619
Advances to parent	63,742	(51,143)	280,090	473	293,162
Railcar lease fleet, net	1,445,021	29,656	225,992	—	1,700,669
Intermodal tank container lease fleet, net	—	—	305,175	—	305,175
Fixed assets, net	83,083	15,729	93,479	—	192,291
Investment in direct financing lease	—	2,060	—	—	2,060
Investment in subsidiaries	743,135	75,875	77,510	(896,520)	—
Other assets	72	(1)	41,705	1	41,777

Total assets	$2,409,004	$127,309	$1,342,959	$(957,720)	$2,921,552

Liabilities and Stockholder’s Equity

Accounts payable	$61,168	$18,505	$56,074	$(61,277)	$74,470
Accrued liabilities	151,069	5,293	78,605	2,514	237,481
Borrowed debt	751,569	19,538	150,251	—	921,358

	963,806	43,336	284,930	(58,763)	1,233,309

Deferred income taxes and investment tax credits	421,904	18,991	112,213	—	553,108
Minority interest	—	—	92,923	1	92,924

Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,256	(466,015)	265,061
Retained earnings	655,728	51,925	502,004	(432,507)	777,150
Equity adjustment from foreign currency translation	9,091	(288)	(8,367)	(436)	—

Total stockholder’s equity	1,023,294	64,982	852,893	(898,958)	1,042,211

Total liabilities and stockholder’s equity	$2,409,004	$127,309	$1,342,959	$(957,720)	$2,921,552

8.	Consolidating Financial Information (Continued)

	December 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$82	$48,759	$7,356	$—	$56,197
Short-term investments	—	62,606	—	—	62,606
Accounts receivable	36,036	2,957	153,195	(59,152)	133,036
Accounts and notes receivable, affiliates	—	—	43,546	—	43,546
Inventories, net	27,820	3,739	90,340	—	121,899
Prepaid expenses and deferred charges	3,873	2,503	3,335	—	9,711
Advances to parent	104,831	(90,828)	296,316	473	310,792
Railcar lease fleet, net	1,411,232	30,200	234,861	—	1,676,293
Intermodal tank container lease fleet, net	—	—	299,897	—	299,897
Fixed assets, net	83,313	16,224	93,281	—	192,818
Investment in direct financing lease	—	2,082	—	—	2,082
Investment in subsidiaries	780,205	75,452	126,655	(982,312)	—
Other assets	92	(1)	41,997	1	42,089

Total assets	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$51,242	$17,525	$50,431	$(58,862)	$60,336
Accrued liabilities	189,729	3,654	68,809	2,620	264,812
Borrowed debt	775,854	19,538	150,295	—	945,687

	1,016,825	40,717	269,535	(56,242)	1,270,835

Deferred income taxes and investment tax credits	417,885	21,114	115,820	—	554,819
Minority interest	—	—	91,557	1	91,558

Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,606	(466,365)	265,061
Retained earnings	647,271	78,318	561,596	(518,492)	768,693
Equity adjustment from foreign currency translation	7,028	199	(7,335)	108	—

Total stockholder’s equity	1,012,774	91,862	913,867	(984,749)	1,033,754

Total liabilities and stockholder’s equity	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$1,112	$3,067	$28,768	$—	$32,947

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(58,753)	(318)	(18,029)	—	(77,100)
Decrease in short-term investments	—	62,606	—	—	62,606
Decrease (increase) in advance to parent	98,002	(39,685)	41,341	(80,290)	19,368
Increase in other assets	—	—	(183)	—	(183)
Proceeds from disposals of lease fleet and other fixed assets	3,931	16	3,936	—	7,883

Net cash provided by (used in) investing activities	43,180	22,619	27,065	(80,290)	12,574

Cash flows from financing activities:
Principal payments of borrowed debt	(24,285)	—	(40)	—	(24,325)
Cash dividends	(20,000)	(25,115)	(55,175)	80,290	(20,000)

Net cash (used in) provided by financing activities	(44,285)	(25,115)	(55,215)	80,290	(44,325)
Effect of exchange rates on cash and cash equivalents	—	(1,156)	4	—	(1,152)

Net increase (decrease) in cash and cash equivalents	7	(585)	622	—	44
Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of period	$89	$48,174	$7,978	$—	$56,241

8.	Consolidating Financial Information (Continued)

	Three Months Ended March 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$3,984	$(5,926)	$45,541	$—	$43,599

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(36,907)	(97)	(11,096)	—	(48,100)
Decrease in short-term investments	—	75,187	—	—	75,187
Decrease (increase) in advance to parent	52,729	(35,990)	(2,728)	(33,625)	(19,614)
Increase in other assets	—	—	(462)	—	(462)
Proceeds from disposals of lease fleet and other fixed assets	3,171	101	1,127	—	4,399
Proceeds from disposition of business	—	—	625	—	625

Net cash provided by (used in) investing activities	18,993	39,201	(12,534)	(33,625)	12,035

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	37	—	37
Principal payments of borrowed debt	(9,057)	—	(21)	—	(9,078)
Cash dividends	(14,000)	—	(33,625)	33,625	(14,000)

Net cash (used in) provided by financing activities	(23,057)	—	(33,609)	33,625	(23,041)
Effect of exchange rates on cash and cash equivalents	—	7,735	52	—	7,787

Net (decrease) increase in cash and cash equivalents	(80)	41,010	(550)	—	40,380
Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of period	$79	$77,632	$2,891	$—	$80,602

9.	Segment Information

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended March 31, 2004
Revenues from external customers	$142.2	$127.5	$23.4	$55.1	$348.2
Income before income taxes	28.6	9.4	3.5	6.3	47.8

Three months ended March 31, 2003
Revenues from external customers	$140.0	$95.4	$20.5	$50.2	$306.1
Income before income taxes	26.2	(0.6)	1.7	5.6	32.9

10.	The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $5.2 million until June 2007, and several standby letters of credit totaling $12.8 million. Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Balance, beginning of year	$602	$724
Warranties issued	86	100
Settlements	(82)	(188)

Balance, end of period	$606	$636

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2003 Annual Report on Form 10-K filed with the SEC in March 2004.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2004 may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “will”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, unanticipated changes in the markets served by the Company (such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries), acts of terrorism, interest rate trends, cost of capital requirements, competition from other companies, changes in operating expenses, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws).

Results of Operations

1st Quarter 2004 versus 1st Quarter 2003

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and a stabilization of lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization.

First quarter revenues and gross profit from services were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$183,779	$173,993	$9,786
Cost of services	116,013	109,986	6,027

Gross profit from services	$67,766	$64,007	$3,759

Service revenues in the first quarter of 2004 increased over the first quarter of 2003 primarily due to a $5.0 million increase in revenues related to sulphur processing (higher volume), a $2.9 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), and a $2.0 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions).

Gross profit on service revenues in the first quarter of 2004 increased from the first quarter of 2003 primarily due to a $2.4 million improvement in railcar leasing (higher gains on disposals, improved utilization rates and equipment additions), a $1.2 million increase related to sulphur processing (higher volume), and a $0.6 million increase in intermodal tank container leasing business (improved utilization rates and equipment additions).

Average utilization of the Company’s railcar fleet was 95% for the first quarter of 2004, compared with 93% for the first quarter of 2003. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenues increased primarily due to increased demand and prices for products of the metals distribution business.

First quarter revenues and gross profit from sales were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$164,387	$132,064	$32,323
Cost of sales	133,009	110,985	22,024

Gross profit from sales	$31,378	$21,079	$10,299

Sales revenues for the first quarter of 2004 increased from the first quarter of 2003 primarily due to $32.3 million higher sales of metals distribution products (higher demand and prices).

Gross profit on sales in the first quarter of 2004 improved from the first quarter of 2003 primarily due to a $7.2 million increase for metals distribution products (higher volume and prices), a $1.9 million improvement from sales of railcars (lower costs from increased production volume) and a $1.2 million improvement for other manufacturing businesses (favorable mix of products and higher prices).

Interest expense in the first quarter of 2004 was $1.2 million lower than in the first quarter of 2003 due to principal repayments of debt with no significant new financing.

Provision for income taxes was $19.3 million in the first quarter of 2004 with an effective tax rate of 40.4%, compared with $12.1 million in the first quarter of 2003 with an effective tax rate of 36.6%. The increase in tax rate was primarily due to increases in dividends from foreign subsidiaries.

Financial Condition and Liquidity

1st Quarter 2004 versus 1st Quarter 2003

Operating activities provided $32.9 million of net cash in the first quarter of 2004, compared with $43.6 million in the first quarter of 2003. These funds, along with redemption of short-term investments and collection of funds previously advanced to parent, were used to finance lease fleet additions, service borrowed debt obligations, and pay dividends to the Company’s stockholder.

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

During the first quarter of 2004, the Company spent $77.1 million for construction and purchase of lease fleet and other fixed assets, compared with $48.1 million in the first quarter of 2003. The increase in capital expenditures is primarily due to increased demand from leasing customers for new railway tank cars and intermodal tank containers. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first quarter of 2004, the Company’s financing activities included the use of $24.3 million for principal repayments on borrowed debt compared with $9.1 million in the first quarter of 2003. Cash dividends were $20.0 million in the first quarter of 2004 compared with $14.0 million in the first quarter of 2003. Net cash used in financing activities was $44.3 million compared with $23.0 million in 2003.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations. The Company may undertake long-term financing in 2004.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretion requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. The Company does not have any unconsolidated variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004, there had been no significant change to the Company’s exposure to market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Reference is made to “Business - Environmental Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a description of certain environmental matters.

ITEM 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

	Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K during the quarter ended March 31, 2004

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION TANK CAR COMPANY

REGISTRANT

Dated: May 14, 2004	/s/ Mark J. Garrette
Mark J. Garrette
Vice President (principal financial officer and principal accounting officer)