Form 10-Q
period 2004-06-30
UNION TANK CAR CO
filed 2004-08-13
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Services (leasing and other)	$182,503	$177,850	$366,282	$351,843
Net sales	192,033	139,245	356,420	271,309

	374,536	317,095	722,702	623,152
Other income, net	2,486	757	5,055	3,003

	377,022	317,852	727,757	626,155
Costs and expenses
Cost of services	113,404	116,016	230,286	226,002
Cost of sales	152,822	115,741	285,831	226,726
Write-down of investment in aircraft direct financing lease	—	24,506	—	24,506
General and administrative	34,688	32,244	70,987	68,660
Interest	17,539	17,833	34,316	35,833

	318,453	306,340	621,420	581,727

Income before income taxes	58,569	11,512	106,337	44,428

Provision for income taxes	23,588	6,487	42,899	18,544

Net income	34,981	5,025	63,438	25,884

Other comprehensive income
Unrealized gains on securities, net of tax	12	—	12	—

Comprehensive income	$34,993	$5,025	$63,450	$25,884

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and cash equivalents	$186,076	$56,197
Short-term investments	14,839	62,606
Accounts receivable, primarily due within one year	156,290	133,036
Accounts and notes receivable, affiliates	43,542	43,546
Inventories, net of LIFO reserves of $45,226 ($35,056 at December 31, 2003)	137,248	121,899
Available-for-sale securities	159,956	—
Prepaid expenses and deferred charges	12,548	9,711
Advances to parent company, principally at LIBOR plus 1%	264,273	310,792
Railcar lease fleet, net	1,712,991	1,676,293
Intermodal tank container lease fleet, net	314,453	299,897
Fixed assets, net	190,863	192,818
Investment in aircraft direct financing lease	2,025	2,082
Other assets	41,385	42,089

Total assets	$3,236,489	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$80,040	$60,336
Accrued liabilities	235,127	264,812
Borrowed debt, including $63,942 due within one year ($78,449 at December 31, 2003)	1,212,056	945,687

	1,527,223	1,270,835

Deferred income taxes and investment tax credits	561,797	554,819
Minority interest	94,265	91,558

Stockholder’s equity
Common stock and additional capital	265,061	265,061
Retained earnings	788,131	768,693
Unrealized gains on available-for-sale securities, net	12	—

Total stockholder’s equity	1,053,204	1,033,754

Total liabilities and stockholder’s equity	$3,236,489	$2,950,966

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$63,438	$25,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,044	79,908
Deferred taxes	7,946	5,290
Write-down of investment in aircraft direct financing lease	—	24,506
Gain on disposition of lease fleet and other fixed assets	(4,266)	(751)
Loss on disposition of business	—	1,494
Other non-cash income and expenses	3,940	6,691
Changes in assets and liabilities:
Accounts receivable	(24,912)	(6,938)
Inventories	(15,390)	15,427
Prepaid expenses and deferred charges	(4,252)	1,239
Accounts payable and accrued expenses	(3,041)	(9,037)

Net cash provided by operating activities	103,507	143,713

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(146,776)	(126,848)
Decrease in short-term investments	47,767	32,880
Increase in available-for-sale securities	(159,938)	—
Decrease (increase) in advance to parent	50,716	(16,673)
Increase in other assets	(362)	(970)
Proceeds from disposals of lease fleet and other fixed assets	15,618	8,011
Proceeds from disposition of business	—	625

Net cash used in investing activities	(192,975)	(102,975)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	145
Principal payments of borrowed debt	(33,628)	(20,203)
Cash dividends	(44,000)	(18,000)

Net cash provided by (used in) financing activities	222,372	(38,058)

Effect of exchange rates on cash and cash equivalents	(3,025)	6,229

Net increase in cash and cash equivalents	129,879	8,909

Cash and cash equivalents at beginning of year	56,197	40,222

Cash and cash equivalents at end of period	$186,076	$49,131

Cash paid during the period for:
Interest (net of amount capitalized)	$33,562	$36,767
Income taxes	38,732	2,585

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	UNION TANK CAR COMPANY (the “Company”) is a wholly-owned subsidiary of Marmon Holdings, Inc. (“Holdings”), all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.	The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and the write-down of investment in aircraft direct financing lease, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2003 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The 2004 interim results presented herein are not necessarily indicative of the results of operations for the full year 2004.

3.	As more fully described in the Company’s 2003 Annual Report on Form 10-K, under an arrangement with Holdings, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.	The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.	Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the six months ended June 30, 2004 and 2003, the Company’s parent absorbed a gain of $3 and a loss of $7,260, respectively.

6.	The Company’s short-term investments consist of commercial paper with original maturities between four and six months.

7.	The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. The notional amounts of the foreign currency forward contracts, all with initial maturities of less than one year, amounted to $7,357 at June 30, 2004. There were no foreign currency forward contracts outstanding at December 31, 2003.

8.	Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the three months ended June 30, 2004 and 2003 are as follows:

Three Months Ended June 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$118,513	$5,299	$76,748	$(18,057)	$182,503
Net sales	9,090	255	185,589	(2,901)	192,033

	127,603	5,554	262,337	(20,958)	374,536
Other income, net	25,558	221	212	(23,505)	2,486

	153,161	5,775	262,549	(44,463)	377,022

Costs and expenses
Cost of services	77,527	5,129	48,805	(18,057)	113,404
Cost of sales	8,189	224	147,310	(2,901)	152,822
General and administrative	9,027	625	25,036	—	34,688
Interest	13,370	585	3,584	—	17,539

	108,113	6,563	224,735	(20,958)	318,453

Income before income taxes	45,048	(788)	37,814	(23,505)	58,569
Provision for income taxes	10,067	(1,222)	14,743	—	23,588

Net income	$34,981	$434	$23,071	$(23,505)	$34,981

Three Months Ended June 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$115,131	$6,418	$72,583	$(16,282)	$177,850
Net sales	9,711	86	131,293	(1,845)	139,245

	124,842	6,504	203,876	(18,127)	317,095
Other income, net	(520)	(4,897)	209	5,965	757

	124,322	1,607	204,085	(12,162)	317,852

Costs and expenses
Cost of services	79,343	5,025	47,930	(16,282)	116,016
Cost of sales	9,923	77	107,586	(1,845)	115,741
Write-down of investment in aircraft direct financing lease	—	24,506	—	—	24,506
General and administrative	8,628	1,189	22,427	—	32,244
Interest	12,667	783	4,383	—	17,833

	110,561	31,580	182,326	(18,127)	306,340

Income before income taxes	13,761	(29,973)	21,759	5,965	11,512
Provision for income taxes	8,736	(10,073)	7,824	—	6,487

Net income	$5,025	$(19,900)	$13,935	$5,965	$5,025

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the six months ended June 30, 2004 and 2003 are as follows:

Six Months Ended June 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$236,182	$10,893	$155,473	$(36,266)	$366,282
Net sales	15,617	444	346,677	(6,318)	356,420

	251,799	11,337	502,150	(42,584)	722,702
Other income, net	45,100	889	1,027	(41,961)	5,055

	296,899	12,226	503,177	(84,545)	727,757

Costs and expenses
Cost of services	155,562	11,095	99,895	(36,266)	230,286
Cost of sales	14,589	331	277,229	(6,318)	285,831
General and administrative	18,580	2,699	49,708	—	70,987
Interest	26,117	1,181	7,018	—	34,316

	214,848	15,306	433,850	(42,584)	621,420

Income before income taxes	82,051	(3,080)	69,327	(41,961)	106,337
Provision for income taxes	18,613	(1,814)	26,100	—	42,899

Net income	$63,438	$(1,266)	$43,227	$(41,961)	$63,438

Six Months Ended June 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$230,877	$12,471	$141,303	$(32,808)	$351,843
Net sales	15,993	357	258,641	(3,682)	271,309

	246,870	12,828	399,944	(36,490)	623,152
Other income, net	13,799	(6,140)	(1,957)	(2,699)	3,003

	260,669	6,688	397,987	(39,189)	626,155

Costs and expenses
Cost of services	157,838	9,989	90,983	(32,808)	226,002
Cost of sales	17,409	345	212,654	(3,682)	226,726
Write-down of investment in aircraft direct financing lease	—	24,506	—	—	24,506
General and administrative	17,450	3,362	47,848	—	68,660
Interest	26,430	1,574	7,829	—	35,833

	219,127	39,776	359,314	(36,490)	581,727

Income before income taxes	41,542	(33,088)	38,673	(2,699)	44,428
Provision for income taxes	15,658	(10,988)	13,874	—	18,544

Net income	$25,884	$(22,100)	$24,799	$(2,699)	$25,884

8.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003 are as follows:

June 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$143,670	$38,869	$3,537	$—	$186,076
Short-term investments	—	14,839	—	—	14,839
Accounts receivable	38,500	1,922	177,998	(62,130)	156,290
Accounts and notes receivable, affiliates	—	—	43,542	—	43,542
Inventories, net	39,539	2,224	95,485	—	137,248
Available-for-sale securities	159,109	—	847	—	159,956
Prepaid expenses and deferred charges	5,445	1,265	5,838	—	12,548
Advances to parent	24,910	(59,693)	298,779	277	264,273
Railcar lease fleet, net	1,465,844	28,925	218,222	—	1,712,991
Intermodal tank container lease fleet, net	—	—	314,453	—	314,453
Fixed assets, net	84,684	15,240	90,939	—	190,863
Investment in direct financing lease	—	2,025	—	—	2,025
Investment in subsidiaries	766,639	75,455	77,510	(919,604)	—
Other assets	52	—	41,333	—	41,385

Total assets	$2,728,392	$121,071	$1,368,483	$(981,457)	$3,236,489

Liabilities and Stockholder’s Equity

Accounts payable	$60,475	$16,647	$64,675	$(61,757)	$80,040
Accrued liabilities	163,693	2,792	66,300	2,342	235,127
Borrowed debt	1,043,366	18,479	150,211	—	1,212,056

	1,267,534	37,918	281,186	(59,415)	1,527,223

Deferred income taxes and investment tax credits	424,437	17,563	119,797	—	561,797
Minority interest	—	—	94,265	—	94,265

Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,256	(466,015)	265,061
Retained earnings	666,708	52,359	525,199	(456,135)	788,131
Unrealized gains on available-for-sale securities, net	10	—	2	—	12
Equity adjustment from foreign currency translation	11,228	(114)	(11,222)	108	—

Total stockholder’s equity	1,036,421	65,590	873,235	(922,042)	1,053,204

Total liabilities and stockholder’s equity	$2,728,392	$121,071	$1,368,483	$(981,457)	$3,236,489

8.	Consolidating Financial Information (Continued)

December 31, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$82	$48,759	$7,356	$—	$56,197
Short-term investments	—	62,606	—	—	62,606
Accounts receivable	36,036	2,957	153,195	(59,152)	133,036
Accounts and notes receivable, affiliates	—	—	43,546	—	43,546
Inventories, net	27,820	3,739	90,340	—	121,899
Prepaid expenses and deferred charges	3,873	2,503	3,335	—	9,711
Advances to parent	104,831	(90,828)	296,316	473	310,792
Railcar lease fleet, net	1,411,232	30,200	234,861	—	1,676,293
Intermodal tank container lease fleet, net	—	—	299,897	—	299,897
Fixed assets, net	83,313	16,224	93,281	—	192,818
Investment in direct financing lease	—	2,082	—	—	2,082
Investment in subsidiaries	780,205	75,452	126,655	(982,312)	—
Other assets	92	(1)	41,997	1	42,089

Total assets	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$51,242	$17,525	$50,431	$(58,862)	$60,336
Accrued liabilities	189,729	3,654	68,809	2,620	264,812
Borrowed debt	775,854	19,538	150,295	—	945,687

	1,016,825	40,717	269,535	(56,242)	1,270,835

Deferred income taxes and investment tax credits	417,885	21,114	115,820	—	554,819
Minority interest	—	—	91,557	1	91,558

Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,606	(466,365)	265,061
Retained earnings	647,271	78,318	561,596	(518,492)	768,693
Equity adjustment from foreign currency translation	7,028	199	(7,335)	108	—

Total stockholder’s equity	1,012,774	91,862	913,867	(984,749)	1,033,754

Total liabilities and stockholder’s equity	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the six months ended June 30, 2004 and 2003 are as follows:

Six Months Ended June 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$40,500	$3,231	$59,776	$—	$103,507

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(108,110)	(645)	(38,021)	—	(146,776)
Decrease in short-term investments	—	47,767	—	—	47,767
Increase in available-for-sale securities	(159,093)	—	(845)	—	(159,938)
Decrease (increase) in advance to parent	139,293	(31,135)	22,848	(80,290)	50,716
Increase in other assets	—	—	(362)	—	(362)
Proceeds from disposals of lease fleet and other fixed assets	7,486	100	8,032	—	15,618

Net cash (used in) provided by investing activities	(120,424)	16,087	(8,348)	(80,290)	(192,975)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	—	—	—	300,000
Principal payments of borrowed debt	(32,488)	(1,060)	(80)	—	(33,628)
Cash dividends	(44,000)	(25,115)	(55,175)	80,290	(44,000)

Net cash provided by (used in) financing activities	223,512	(26,175)	(55,255)	80,290	222,372
Effect of exchange rates on cash and cash equivalents	—	(3,033)	8	—	(3,025)

Net increase (decrease) in cash and cash equivalents	143,588	(9,890)	(3,819)	—	129,879
Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of period	$143,670	$38,869	$3,537	$—	$186,076

8.	Consolidating Financial Information (Continued)

Six Months Ended June 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$62,347	$(5,249)	$86,615	$—	$143,713

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(106,645)	(490)	(19,713)	—	(126,848)
Decrease in short-term investments	—	32,880	—	—	32,880
Decrease (increase) in advance to parent	73,792	(21,110)	(35,730)	(33,625)	(16,673)
Increase in other assets	—	—	(970)	—	(970)
Proceeds from disposals of lease fleet and other fixed assets	5,451	149	2,411	—	8,011
Proceeds from disposals of business	—	—	625	—	625

Net cash (used in) provided by investing activities	(27,402)	11,429	(53,377)	(33,625)	(102,975)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	145	—	145
Principal payments of borrowed debt	(16,970)	(2,402)	(831)	—	(20,203)
Cash dividends	(18,000)	—	(33,625)	33,625	(18,000)

Net cash (used in) provided by financing activities	(34,970)	(2,402)	(34,311)	33,625	(38,058)
Effect of exchange rates on cash and cash equivalents	—	6,103	126	—	6,229

Net (decrease) increase in cash and cash equivalents	(25)	9,881	(947)	—	8,909
Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of period	$134	$46,503	$2,494	$—	$49,131

9.	Segment Information

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended June 30, 2004
Revenues from external customers	$144.9	$148.5	$23.7	$57.4	$374.5
Income before income taxes	32.8	13.9	3.5	8.4	58.6

Three months ended June 30, 2003
Revenues from external customers	$143.9	$100.0	$22.2	$51.0	$317.1
Income before income taxes*	25.5	2.5	2.9	(19.4)	11.5

Six months ended June 30, 2004
Revenues from external customers	$287.1	$276.0	$47.1	$112.5	$722.7
Income before income taxes	61.4	23.3	7.0	14.6	106.3

Six months ended June 30, 2003
Revenues from external customers	$283.9	$195.4	$42.7	$101.2	$623.2
Income before income taxes*	51.7	1.9	4.6	(13.8)	44.4

*	All Other includes write-down of investment in aircraft direct financing lease of $24.5 million.

10.	The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $4.2 million until June 2007, and several standby letters of credit totaling $12.6 million.

Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Balance, beginning of year	$602	$724
Warranties issued	438	86
Settlements	(145)	(185)

Balance, end of period	$895	$625

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

11.	In June 2004, the Company issued $300,000 principal amount of unsecured Senior Notes. Interest on the notes is payable semiannually on June 1 and December 1, commencing December 1, 2004 at the rate of 5.64% per annum. Principal is payable annually commencing on June 1, 2009 and continuing until maturity on June 1, 2019.

12.	At June 30, 2004, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

June 30, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Corporate Securities	$159,938	$18	$—	$159,956

The gross unrealized holding gains, less related tax of $6, have been reported as a separate component of stockholder’s equity in the accompanying condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2003 Annual Report on Form 10-K filed with the SEC in March 2004.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2004 may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “will”, “believes”, “seeks”, “estimates”, and “should’ and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, unanticipated changes in the markets served by the Company (such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries), acts of terrorism, interest rate trends, cost of capital requirements, competition from other companies, changes in operating expenses, changes in prices and availability of key raw materials, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws).

Results of Operations

2nd Quarter 2004 versus 2nd Quarter 2003

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment is stronger, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization.

Second quarter revenues and gross profit from services were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Services revenues	$182,503	$177,850	$4,653
Cost of services	113,404	116,016	(2,612)

Gross profit from services	$69,099	$61,834	$7,265

Services revenues in the second quarter of 2004 increased over the second quarter of 2003 primarily due to a $1.6 million increase in revenues related to sulphur processing (higher volume), a $1.5 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions), and a $1.5 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions).

Gross profit on service revenues in the second quarter of 2004 increased from the second quarter of 2003 primarily due to a $5.1 million improvement in railcar leasing (improved utilization rates, higher gains on disposals, and equipment additions) and a $2.2 million increase in the intermodal tank container leasing business (improved utilization rates and equipment additions).

Average utilization of the Company’s railcar fleet was 96% for the second quarter of 2004, compared with 93% for the second quarter of 2003. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenues increased primarily due to increased demand and prices for products of the metals distribution business.

Second quarter revenues and gross profit from sales were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$192,033	$139,245	$52,788
Cost of sales	152,822	115,741	37,081

Gross profit from sales	$39,211	$23,504	$15,707

Sales revenues for the second quarter of 2004 increased from the second quarter of 2003 primarily due to $48.5 million in higher sales of metals distribution products (higher demand and prices) and $3.1 million in higher sales of gear drives (higher demand).

Gross profit on sales in the second quarter of 2004 improved from the second quarter of 2003, primarily due to a $12.1 million increase for metals distribution products (higher volume and prices), a $1.4 million improvement from sales of railcars (lower costs from increased production volume) and a $1.2 million improvement for the gear drive business (higher volume).

Interest expense in the second quarter of 2004 of $17.5 million was $0.3 million lower than in the second quarter of 2003 due to lower interest expense from principal repayments of debt more than offsetting the interest expense related to new financing.

Income before income taxes for the second quarter of 2004 of $58.6 million improved by $47.1 million over the second quarter of 2003. The improvement was due to the $24.5 million write-down of investment in aircraft direct financing lease in 2003 and the gross profit increases noted above.

Provision for income taxes was $23.6 million in the second quarter of 2004 with an effective tax rate of 40.3%, compared with $6.5 million in the second quarter of 2003 with an effective tax rate of 56.3%. The 2003 tax rate was affected by a reduction in anticipated foreign tax credits caused by the impact of bonus depreciation deductions.

Six Months 2004 versus Six Months 2003

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers increased, resulting in fleet growth and higher utilization.

First six months revenues and gross profit from services were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Services revenues	$366,282	$351,843	$14,439
Cost of services	230,286	226,002	4,284

Gross profit from services	$135,996	$125,841	$10,155

Service revenues in the first six months of 2004 increased from the first six months of 2003 primarily due to a $6.6 million increase in revenues related to sulphur processing (higher volume), a $4.4 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), and a $3.5 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions).

Gross profit on service revenues in the first six months of 2004 increased from the first six months of 2003 primarily due to a $6.6 million improvement in railcar leasing (improved utilization rates, higher gains on disposals, and equipment additions), a $2.8 million increase in intermodal tank container leasing business (improved utilization rates and equipment additions) and a $1.3 million increase related to sulphur processing (higher volume).

Sales revenues increased primarily due to increased demand and prices for products of the metals distribution business.

First six months revenues and gross profit from sales were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$356,420	$271,309	$85,111
Cost of sales	285,831	226,726	59,105

Gross profit from sales	$70,589	$44,583	$26,006

Sales revenues for the first six months of 2004 increased from the first six months of 2003 primarily due to $80.6 million in higher sales of metals distribution products (higher demand and prices) and $5.6 million in higher sales of gear drives (higher demand).

Gross profit on sales in the first six months of 2004 improved from the first six months of 2003, primarily due to a $19.3 million increase for metals distribution products (higher volume and prices), a $3.3 million improvement from sales of railcars (lower costs from increased production volume) and a $2.0 million improvement for the gear drive business (higher volume).

Interest expense in the first six months of 2004 of $34.3 million was $1.5 million lower than in the first six months of 2003 due to lower interest expense from principal repayments of debt more than offsetting the interest expense related to new financing.

Income before income taxes for the first six months of 2004 of $106.3 million improved by $61.9 million over the first six months of 2003. The improvement was due to the $24.5 million write-down of investment in aircraft direct financing lease in 2003 and the gross profit increases noted above.

Provision for income taxes was $42.9 million in the first six months of 2004 with an effective tax rate of 40.3%, compared with $18.5 million in the first six months of 2003 with an effective tax rate of 41.7%. The 2003 tax rate was affected by a reduction in anticipated foreign tax credits caused by the impact of bonus depreciation deductions.

Financial Condition and Liquidity

Six Months 2004 versus Six Months 2003

Operating activities provided $103.5 million of net cash in the first six months of 2004, compared with $143.7 million in the first six months of 2003. These funds, along with proceeds from the issuance of borrowed debt, redemption of short-term investments and collection of funds previously advanced to parent, were used to invest in available-for-sale securities, finance lease fleet additions, pay dividends to the Company’s stockholder, and service borrowed debt obligations.

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

During the first six months of 2004, the Company invested $159.9 million in available-for-sale securities. The securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of leveraged lease purchase options), or fund other operating needs.

During the first six months of 2004, the Company spent $146.8 million for construction and purchase of lease fleet and other fixed assets, compared with $126.8 million in the first six months of 2003. The increase in capital expenditures is primarily due to increased demand from leasing customers for new railway tank cars and intermodal tank containers. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

In June 2004, the Company issued $300.0 million of unsecured senior notes. During the first six months of 2004, the Company’s financing activities included the use of $33.6 million for principal repayments on borrowed debt compared with $20.2 million in the first six months of 2003. Cash dividends were $44.0 million in the first six months of 2004 compared with $18.0 million in the first six months of 2003. Net cash provided by financing activities in the first six months of 2004 was $222.4 million compared with $38.1 million used in the first six months of 2003.

Management expects future cash to be provided from operating activities, long-term financings and collection of funds previously advanced to parent will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, there had been no significant change to the Company’s exposure to market risk since December 31, 2003.

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

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K during the quarter ended June 30, 2004

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION TANK CAR COMPANY

REGISTRANT

Dated: August 13, 2004	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer and principal accounting officer)