Form 10-Q
period 2004-09-30
UNION TANK CAR CO
filed 2004-11-12
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Services (leasing and other)	$188,418	$180,439	$554,700	$532,282
Net sales	205,886	141,533	562,306	412,842

	394,304	321,972	1,117,006	945,124
Other income, net	9,251	3,902	14,306	6,905

	403,555	325,874	1,131,312	952,029
Costs and expenses
Cost of services	115,913	113,544	347,103	340,507
Cost of sales	168,756	118,836	454,587	345,562
Write-down of investment in aircraft direct financing lease	—	—	—	24,506
General and administrative	35,201	34,002	105,284	101,701
Interest	20,564	19,091	54,880	54,924

	340,434	285,473	961,854	867,200

Income before income taxes	63,121	40,401	169,458	84,829

Provision for income taxes	25,176	13,308	68,075	31,852

Net income	37,945	27,093	101,383	52,977

Other comprehensive income
Unrealized gains on securities, net of tax	316	—	328	—

Comprehensive income	$38,261	$27,093	$101,711	$52,977

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and cash equivalents	$40,687	$56,197
Short-term investments	44,657	62,606
Accounts receivable, primarily due within one year	175,739	133,036
Accounts and notes receivable, affiliates	43,573	43,546
Inventories, net of LIFO reserves of $54,820 ($35,056 at December 31, 2003)	143,423	121,899
Available-for-sale securities	286,035	—
Prepaid expenses and deferred charges	18,186	9,711
Advances to parent company, principally at LIBOR plus 1%	210,531	310,792
Railcar lease fleet, net	1,751,819	1,676,293
Intermodal tank container lease fleet, net	321,410	299,897
Other fixed assets, net	196,254	192,818
Investment in aircraft direct financing lease	2,141	2,082
Other assets	43,782	42,089

Total assets	$3,278,237	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$85,609	$60,336
Accrued liabilities	246,815	264,812
Borrowed debt, including $64,170 due within one year ($78,449 at December 31, 2003)	1,209,277	945,687

	1,541,701	1,270,835
Deferred income taxes and investment tax credits	576,463	554,819
Minority interest	95,608	91,558

Stockholder’s equity
Common stock and additional capital	265,061	265,061
Retained earnings	799,076	768,693
Unrealized gains on available-for-sale securities, net	328	—

Total stockholder’s equity	1,064,465	1,033,754

Total liabilities and stockholder’s equity	$3,278,237	$2,950,966

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$101,383	$52,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,615	119,357
Deferred taxes	19,969	17,617
Write-down of investment in aircraft direct financing lease	—	24,506
Gain on disposition of lease fleet and other fixed assets	(9,351)	(4,115)
Loss on disposition of business	—	1,494
Other non-cash income and expenses	6,271	8,231
Changes in assets and liabilities:
Accounts receivable	(44,036)	(13,933)
Inventories	(22,503)	19,873
Prepaid expenses and deferred charges	(7,890)	3,723
Accounts payable and accrued expenses	12,124	(1,529)

Net cash provided by operating activities	176,582	228,201

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(234,585)	(180,831)
Decrease in short-term investments	17,159	13,018
Increase in available-for-sale securities	(285,528)	—
Decrease in advance to parent	94,964	5,139
Increase in other assets	(2,480)	(1,525)
Proceeds from disposals of lease fleet and other fixed assets	24,405	25,715
Proceeds from disposition of business	—	625

Net cash used in investing activities	(386,065)	(137,859)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	145
Principal payments of borrowed debt	(36,410)	(46,449)
Cash dividends	(71,000)	(37,000)

Net cash provided by (used in) financing activities	192,590	(83,304)

Effect of exchange rates on cash and cash equivalents	1,383	6,170

Net (decrease) increase in cash and cash equivalents	(15,510)	13,208

Cash and cash equivalents at beginning of year	56,197	40,222

Cash and cash equivalents at end of period	$40,687	$53,430

Cash paid during the period for:
Interest (net of amount capitalized)	$46,698	$52,406
Income taxes	52,708	1,414

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	UNION TANK CAR COMPANY (the “Company”) is a wholly-owned subsidiary of Marmon Holdings, Inc. (“Holdings”), all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.	The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and the write-down of investment in aircraft direct financing lease, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2003 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The 2004 interim results presented herein are not necessarily indicative of the results of operations for the full year 2004.

3.	As more fully described in the Company’s 2003 Annual Report on Form 10-K, under an arrangement with Holdings, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.	The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.	Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the nine months ended September 30, 2004 and 2003, the Company’s parent absorbed losses of $552 and $6,982, respectively.

6.	The Company’s short-term investments consist of commercial paper with original maturities between four and six months.

7.	The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at September 30, 2004 and December 31, 2003.

8.	Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the three months ended September 30, 2004 and 2003 are as follows:

Three Months Ended September 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$121,594	$5,409	$80,058	$(18,643)	$188,418
Net sales	12,624	20	195,364	(2,122)	205,886

	134,218	5,429	275,422	(20,765)	394,304
Other income, net	32,580	3,011	2,192	(28,532)	9,251

	166,798	8,440	277,614	(49,297)	403,555
Costs and expenses
Cost of services	80,032	2,700	51,824	(18,643)	115,913
Cost of sales	12,056	13	158,809	(2,122)	168,756
General and administrative	9,406	829	24,966	—	35,201
Interest	15,988	584	3,992	—	20,564

	117,482	4,126	239,591	(20,765)	340,434

Income before income taxes	49,316	4,314	38,023	(28,532)	63,121
Provision for income taxes	11,371	954	12,851	—	25,176

Net income	$37,945	$3,360	$25,172	$(28,532)	$37,945

Three Months Ended September 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$117,837	$6,016	$75,883	$(19,297)	$180,439
Net sales	13,825	437	129,745	(2,474)	141,533

	131,662	6,453	205,628	(21,771)	321,972
Other income, net	16,382	1,041	2,429	(15,950)	3,902

	148,044	7,494	208,057	(37,721)	325,874
Costs and expenses
Cost of services	79,566	6,622	46,653	(19,297)	113,544
Cost of sales	14,265	420	106,625	(2,474)	118,836
General and administrative	9,106	848	24,048	—	34,002
Interest	12,964	2,324	3,803	—	19,091

	115,901	10,214	181,129	(21,771)	285,473

Income before income taxes	32,143	(2,720)	26,928	(15,950)	40,401
Provision for income taxes	5,050	(835)	9,093	—	13,308

Net income	$27,093	$(1,885)	$17,835	$(15,950)	$27,093

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the nine months ended September 30, 2004 and 2003 are as follows:

Nine Months Ended September 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$357,776	$16,302	$235,531	$(54,909)	$554,700
Net sales	28,241	464	542,041	(8,440)	562,306

	386,017	16,766	777,572	(63,349)	1,117,006
Other income, net	77,680	3,900	3,219	(70,493)	14,306

	463,697	20,666	780,791	(133,842)	1,131,312
Costs and expenses
Cost of services	235,594	14,699	151,719	(54,909)	347,103
Cost of sales	26,645	344	436,038	(8,440)	454,587
General and administrative	27,986	2,624	74,674	—	105,284
Interest	42,105	1,765	11,010	—	54,880

	332,330	19,432	673,441	(63,349)	961,854

Income before income taxes	131,367	1,234	107,350	(70,493)	169,458
Provision for income taxes	29,984	(860)	38,951	—	68,075

Net income	$101,383	$2,094	$68,399	$(70,493)	$101,383

Nine Months Ended September 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$348,714	$18,487	$217,186	$(52,105)	$532,282
Net sales	29,818	794	388,386	(6,156)	412,842

	378,532	19,281	605,572	(58,261)	945,124
Other income, net	30,181	(5,099)	472	(18,649)	6,905

	408,713	14,182	606,044	(76,910)	952,029
Costs and expenses
Cost of services	237,404	17,572	137,636	(52,105)	340,507
Cost of sales	31,674	765	319,279	(6,156)	345,562
Write-down of investment in aircraft direct financing lease	—	24,506	—	—	24,506
General and administrative	26,556	3,249	71,896	—	101,701
Interest	39,394	3,898	11,632	—	54,924

	335,028	49,990	540,443	(58,261)	867,200

Income before income taxes	73,685	(35,808)	65,601	(18,649)	84,829
Provision for income taxes	20,708	(11,823)	22,967	—	31,852

Net income	$52,977	$(23,985)	$42,634	$(18,649)	$52,977

8.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003 are as follows:

September 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$19,621	$17,398	$3,668	$—	$40,687
Short-term investments	—	44,657	—	—	44,657
Accounts receivable	44,588	1,446	192,536	(62,831)	175,739
Accounts and notes receivable, affiliates	—	—	43,573	—	43,573
Inventories, net	45,236	1,929	96,258	—	143,423
Available-for-sale securities	285,120	—	915	—	286,035
Prepaid expenses and deferred charges	6,488	4,858	6,840	—	18,186
Advances to parent	(49,178)	(67,996)	327,234	471	210,531
Railcar lease fleet, net	1,504,629	30,344	216,846	—	1,751,819
Intermodal tank container lease fleet, net	—	—	321,410	—	321,410
Other fixed assets, net	88,432	14,866	92,956	—	196,254
Investment in direct financing lease	—	2,141	—	—	2,141
Investment in subsidiaries	795,172	75,455	77,510	(948,137)	—
Other assets	33	1,747	42,002	—	43,782

Total assets	$2,740,141	$126,845	$1,421,748	$(1,010,497)	$3,278,237

Liabilities and Stockholder’s Equity

Accounts payable	$62,865	$15,777	$69,561	$(62,594)	$85,609
Accrued liabilities	170,715	4,573	68,855	2,672	246,815
Borrowed debt	1,040,625	18,479	150,173	—	1,209,277

	1,274,205	38,829	288,589	(59,922)	1,541,701
Deferred income taxes and investment tax credits	428,298	19,444	128,721	—	576,463
Minority interest	—	—	95,608	—	95,608

Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,256	(466,015)	265,061
Retained earnings	677,654	55,719	550,359	(484,656)	799,076
Unrealized gains on available-for-sale securities, net	329	—	(1)	—	328
Equity adjustment from foreign currency translation	1,180	(492)	(784)	96	—

Total stockholder’s equity	1,037,638	68,572	908,830	(950,575)	1,064,465

Total liabilities and stockholder’s equity	$2,740,141	$126,845	$1,421,748	$(1,010,497)	$3,278,237

8.	Consolidating Financial Information (Continued)

December 31, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$82	$48,759	$7,356	$—	$56,197
Short-term investments	—	62,606	—	—	62,606
Accounts receivable	36,036	2,957	153,195	(59,152)	133,036
Accounts and notes receivable, affiliates	—	—	43,546	—	43,546
Inventories, net	27,820	3,739	90,340	—	121,899
Prepaid expenses and deferred charges	3,873	2,503	3,335	—	9,711
Advances to parent	104,831	(90,828)	296,316	473	310,792
Railcar lease fleet, net	1,411,232	30,200	234,861	—	1,676,293
Intermodal tank container lease fleet, net	—	—	299,897	—	299,897
Other fixed assets, net	83,313	16,224	93,281	—	192,818
Investment in direct financing lease	—	2,082	—	—	2,082
Investment in subsidiaries	780,205	75,452	126,655	(982,312)	—
Other assets	92	(1)	41,997	1	42,089

Total assets	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$51,242	$17,525	$50,431	$(58,862)	$60,336
Accrued liabilities	189,729	3,654	68,809	2,620	264,812
Borrowed debt	775,854	19,538	150,295	—	945,687

	1,016,825	40,717	269,535	(56,242)	1,270,835

Deferred income taxes and investment tax credits	417,885	21,114	115,820	—	554,819
Minority interest	—	—	91,557	1	91,558
Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,606	(466,365)	265,061
Retained earnings	647,271	78,318	561,596	(518,492)	768,693
Equity adjustment from foreign currency translation	7,028	199	(7,335)	108	—

Total stockholder’s equity	1,012,774	91,862	913,867	(984,749)	1,033,754

Total liabilities and stockholder’s equity	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and 2003 are as follows:

Nine Months Ended September 30, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$72,987	$(2,181)	$105,776	$—	$176,582

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(177,065)	(978)	(56,542)	—	(234,585)
Decrease in short-term investments	—	17,159	—	—	17,159
Increase in available-for-sale securities	(284,612)	—	(916)	—	(285,528)
Decrease (increase) in advance to parent	203,887	(22,832)	(5,801)	(80,290)	94,964
Increase in other assets	—	(1,747)	(733)	—	(2,480)
Proceeds from disposals of lease fleet and other fixed assets	10,571	4,002	9,832	—	24,405

Net cash used in investing activities	(247,219)	(4,396)	(54,160)	(80,290)	(386,065)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	—	—	—	300,000
Principal payments of borrowed debt	(35,229)	(1,060)	(121)	—	(36,410)
Cash dividends	(71,000)	(25,115)	(55,175)	80,290	(71,000)

Net cash provided by (used in) financing activities	193,771	(26,175)	(55,296)	80,290	192,590
Effect of exchange rates on cash and cash equivalents	—	1,391	(8)	—	1,383

Net increase (decrease) in cash and cash equivalents	19,539	(31,361)	(3,688)	—	(15,510)

Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of period	$19,621	$17,398	$3,668	$—	$40,687

8.	Consolidating Financial Information (Continued)

Nine Months Ended September 30, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities:	$103,214	$11,199	$113,788	$—	$228,201

Cash flows from investing activities:
Construction and purchase of railcars and other fixed assets	(145,938)	(991)	(33,902)	—	(180,831)
Decrease in short-term investments	—	13,018	—	—	13,018
Decrease (increase) in advance to parent	90,929	(1,443)	(50,722)	(33,625)	5,139
Increase in other assets	—	—	(1,525)	—	(1,525)
Proceeds from disposals of railcars and other fixed assets	18,182	369	7,164	—	25,715
Proceeds from disposals of business	—	—	625	—	625

Net cash (used in) provided by investing activities	(36,827)	10,953	(78,360)	(33,625)	(137,859)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	145	—	145
Principal payments of borrowed debt	(29,472)	(15,524)	(1,453)	—	(46,449)
Cash dividends	(37,000)	—	(33,625)	33,625	(37,000)

Net cash (used in) provided by financing activities	(66,472)	(15,524)	(34,933)	33,625	(83,304)
Effect of exchange rates on cash and cash equivalents	—	6,046	124	—	6,170

Net (decrease) increase in cash and cash equivalents	(85)	12,674	619	—	13,208

Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of period	$74	$49,296	$4,060	$—	$53,430

9.	Segment Information

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended September 30, 2004
Revenues from external customers	$151.2	$158.5	$24.3	$60.3	$394.3
Income before income taxes	34.6	15.1	3.5	9.9	63.1

Three months ended September 30, 2003
Revenues from external customers	$150.6	$97.0	$21.8	$52.6	$322.0
Income before income taxes	28.2	3.2	2.5	6.5	40.4

Nine months ended September 30, 2004
Revenues from external customers	$438.3	$434.5	$71.4	$172.8	$1,117.0
Income before income taxes	96.0	38.4	10.5	24.6	169.5

Nine months ended September 30, 2003
Revenues from external customers	$434.5	$292.4	$64.5	$153.7	$945.1
Income before income taxes*	79.9	5.1	7.1	(7.3)	84.8

*	All Other includes write-down of investment in aircraft direct financing lease of $24.5 million.

10.	The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $6.4 million until June 2007, and several standby letters of credit totaling $13.3 million.

Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Nine Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Balance, beginning of year	$602	$724
Warranties issued	809	142
Settlements	(170)	(326)

Balance, end of period	$1,241	$540

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

11.	At September 30, 2004, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

September 30, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Corporate Securities	$285,529	$506	$—	$286,035

The gross unrealized holding gains, less related tax of $178, have been reported as a separate component of stockholder’s equity in the accompanying condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2003 Annual Report on Form 10-K filed with the SEC in March 2004.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2004 may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “will”, “believes”, “seeks”, “estimates”, and “should’ and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, unanticipated changes in the markets served by the Company (such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries), acts of terrorism, interest rate trends, cost of capital requirements, competition from other companies, changes in operating expenses, changes in prices and availability of key raw materials, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws).

Results of Operations

3rd Quarter 2004 versus 3rd Quarter 2003

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment was stronger, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization. Third quarter revenue and gross profit from services were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$188,418	$180,439	$7,979
Cost of services	115,913	113,544	2,369

Gross profit from services	$72,505	$66,895	$5,610

Services revenue in the third quarter of 2004 increased over the third quarter of 2003 primarily due to a $4.7 million increase in revenue related to sulphur processing (higher volume), a $2.4 million increase in intermodal tank container leasing revenue (improved utilization rates and equipment additions) and a $1.8 million increase in railcar leasing and services revenue (improved utilization rates and equipment additions).

Gross profit on services revenue in the third quarter of 2004 increased from the third quarter of 2003 primarily due to a $3.8 million improvement in railcar leasing (improved utilization rates, equipment additions and lower operating expense) and a $1.3 million increase related to sulphur processing (higher volume).

Average utilization of the Company’s railcar fleet was 97% for the third quarter of 2004, compared with 93% for the third quarter of 2003. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue increased primarily due to increased demand and prices for products of the metals distribution business. Third quarter revenue and gross profit from sales were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$205,886	$141,533	$64,353
Cost of sales	168,756	118,836	49,920

Gross profit from sales	$37,130	$22,697	$14,433

Sales revenue for the third quarter of 2004 increased from the third quarter of 2003 primarily due to $61.3 million higher sales of metals distribution products (higher demand and prices), $2.4 million higher sales of gear drives (higher demand), and $2.1 million higher sales of metal containment vessel heads (higher volume and prices).

Gross profit on sales in the third quarter of 2004 improved from the third quarter of 2003, primarily due to a $11.6 million increase for metals distribution products (higher volume and prices), a $1.3 million increase in sales of metal containment vessel heads (higher volume and prices), a $1.2 million improvement for the gear drive business (higher volume) and a $1.0 million improvement from sales of railcars (lower costs from increased production volume).

Other income, net of other expense, of $9.3 million for the third quarter of 2004 increased by $5.3 million from the third quarter of 2003 primarily due to a $3.0 million gain on the sale of an unused parcel of land and $2.1 million higher outside interest income.

Interest expense in the third quarter of 2004 of $20.6 million was $1.5 million higher than in the third quarter of 2003 due to the interest expense related to new financing more than offsetting lower interest expense from principal repayments of debt.

Provision for income taxes was $25.2 million in the third quarter of 2004 with an effective tax rate of 39.9%, compared with $13.3 million in the third quarter of 2003 with an effective tax rate of 32.9%. The higher 2004 tax rate was due to higher effective taxes on foreign source income.

Nine Months 2004 versus Nine Months 2003

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers increased, resulting in fleet growth and higher utilization. The first nine months revenues and gross profit from services were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$554,700	$532,282	$22,418
Cost of services	347,103	340,507	6,596

Gross profit from services	$207,597	$191,775	$15,822

Services revenue in the first nine months of 2004 increased from the first nine months of 2003 primarily due to a $9.6 million increase in revenues related to sulphur processing (higher volume), a $6.8 million increase in intermodal tank container leasing revenue (improved utilization rates and equipment additions), and a $5.4 million increase in railcar leasing and services revenue (improved utilization rates and equipment additions).

Gross profit on services revenue in the first nine months of 2004 increased from the first nine months of 2003 primarily due to a $10.4 million improvement in railcar leasing (improved utilization rates, higher gains on disposals, and equipment additions), a $3.6 million increase in intermodal tank container leasing business (improved utilization rates and equipment additions) and a $2.6 million increase related to sulphur processing (higher volume).

Sales revenue increased primarily due to increased demand and prices for products of the metals distribution business. The first nine months revenue and gross profit from sales were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$562,306	$412,842	$149,464
Cost of sales	454,587	345,562	109,025

Gross profit from sales	$107,719	$67,280	$40,439

Sales revenue for the first nine months of 2004 increased from the first nine months of 2003 primarily due to $141.9 million higher sales of metals distribution products (higher demand and prices), $7.9 million higher sales of gear drives (higher demand) and a $3.2 million increase in sales of metal containment vessel heads (higher volume and prices).

Gross profit on sales in the first nine months of 2004 improved from the first nine months of 2003, primarily due to a $30.9 million increase for metals distribution products (higher volume and prices), a $4.4 million improvement from sales of railcars (lower costs from increased production volume), a $3.1 million improvement for the gear drive business (higher volume) and a $2.4 million increase for metal containment vessel heads (higher volume and prices).

Other income, net of other expense, of $14.3 million for the first nine months of 2004 increased by $7.4 million from the first nine months of 2003 primarily due to a $3.0 million gain on the sale of an unused parcel of land and $1.4 million higher outside interest income.

Interest expense in the first nine months of 2004 of $54.9 million was approximately the same as the first nine months of 2003 due to lower interest expense from principal repayments of debt offsetting the interest expense related to new financing.

Provision for income taxes was $68.1 million in the first nine months of 2004 with an effective tax rate of 40.2% compared with $31.9 million in the first nine months of 2003 with an effective tax rate of 37.5%. The higher 2004 tax rate was due to higher effective taxes on foreign source income.

Financial Condition and Liquidity

Nine Months 2004 versus Nine Months 2003

Operating activities provided $176.6 million of net cash in the first nine months of 2004, $51.6 million less than the $228.2 million in the first nine months of 2003. The net cash provided by operating activities was lower in 2004 primarily due to higher inventories (increased business activity) and higher accounts receivable (increased revenue), partially offset by the increase in net income.

The net cash provided by operating activities, along with proceeds from the issuance of borrowed debt, redemption of short-term investments and collection of funds previously advanced to parent, were used to invest in available-for-sale securities, finance lease fleet additions, service borrowed debt obligations, and pay dividends to the Company’s stockholder.

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

During the first nine months of 2004, the Company invested $285.5 million in available-for-sale securities. The securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of leveraged lease purchase options), or fund other operating needs.

During the first nine months of 2004, the Company spent $234.6 million for construction and purchase of lease fleet and other fixed assets, compared with $180.8 million in the first nine months of 2003. The increase in capital expenditures is primarily due to increased demand from leasing customers for new railway tank cars and intermodal tank containers. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

In June 2004, the Company issued $300.0 million of unsecured senior notes. During the first nine months of 2004, the Company’s financing activities included the use of $36.4 million for principal repayments on borrowed debt compared with $46.4 million in the first nine months of 2003. Cash dividends were $71.0 million in the first nine months of 2004 compared with $37.0 million in the first nine months of 2003. Net cash provided by financing activities in the first nine months of 2004 was $192.6 million compared with $83.3 million used in the first nine months of 2003.

On September 30, 2004, the Company exercised options to purchase approximately 1,824 railcars that the Company has leased since 1994 as part of certain sale-leaseback transactions. See Note 6 to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1994. The aggregate purchase price payable by the Company for these railcars is approximately $76.0 million, of which approximately $42.4 million is payable on January 2, 2005 and the remaining approximately $33.6 million is payable in four installments ending in December 2005. The Company’s purchase of these railcars will be consummated on January 2, 2005, at which time the purchased railcars will cease to be subject to the operating leases.

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

ITEM 5. Other Information

Under leases accounted for as operating leases and entered into as part of sale-leaseback transactions on December 15, 1994, the Company leases approximately 2,200 railcars. See Note 6 to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1994. Pursuant to the terms of these operating leases, on September 30, 2004, the Company exercised options to purchase approximately 1,824 of these railcars. The aggregate purchase price payable by the Company for these railcars is approximately $76.0 million, of which approximately $42.4 million is payable on January 2, 2005 and the remaining approximately $33.6 million is payable in four installments ending in December 2005. The Company’s purchase of these railcars will be consummated on January 2, 2005, at which time the purchased railcars will cease to be subject to the operating leases. The operating leases will continue with respect to the remaining approximately 376 railcars.

ITEM 6. Exhibits

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: November 12, 2004	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer
and principal accounting officer)