Form 10-K
period 2004-12-31
UNION TANK CAR CO
filed 2005-03-28
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

There is no voting stock held by non-affiliates of the registrant. The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

UNION TANK CAR COMPANY

FORM 10-K

Year Ended December 31, 2004

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

As of December 31, 2004, the Company’s railcar fleet comprised 66,893 tank cars and 14,919 railway cars of other types. A total of 28,929 railcars were added to the lease fleet during the ten years ended December 31, 2004. These railcars accounted for approximately 38% of total railcar lease revenues during 2004. Most of the Company’s railcars were built by the Company or to its specifications and the rest were purchased from other sources.

Railway tank cars carrying chemicals and acids account for the greatest portion of total leasing revenues, followed in order by railway tank cars carrying refined petroleum products (such as fuel oils and asphalt), compressed gases (particularly liquefied petroleum gas and anhydrous ammonia), food products and liquid fertilizers.

A significant portion of revenues from the Company’s non-tank railcar fleet derives from leasing of hopper cars for carrying bulk plastics. Remaining non-tank railcar revenues are attributable to leasing of railcars serving the dry bulk chemical and coal industries.

The Company builds railway tank cars primarily for its leasing business, but also builds railway tank cars for sale to others. Generally, manufacturing follows receipt of a firm order for lease or sale of a railway tank car.

Substantially all of the Company’s railcars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand railcars and ranging from one to twenty years. The average term of leases entered into during 2004 for newly manufactured railcars was approximately six years. The average term of leases entered into during 2004 for used railway tank cars and other railcars was approximately four years. Under the terms of most leases, the Company agrees to provide a full range of services, including railcar repair and maintenance. The Company supplies relatively few railcars directly to railroads. The Company markets its railcars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the railcar lease fleet, the Company maintains data processing systems that contain information about each railcar, including mechanical specifications, maintenance and repair data, and lease terms.

The Company maintains repair facilities at strategic points throughout North America. In addition to work performed by the Company, certain maintenance and repair work is performed for the Company’s account by railroads when railroad inspection determines the need for such work under the interchange rules of the Association of American Railroads (“AAR”).

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

The Company’s facilities for manufacturing and assembling railway tank cars are located in East Chicago, Indiana and Sheldon, Texas. The Company also operates North America’s largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites. Principal shops are located in Valdosta, Georgia; Muscatine, Iowa; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Regina, Saskatchewan; and Celaya, Mexico. In 2004, the Company began construction of a railcar manufacturing facility in Alexandria, Louisiana.

Other Activities

The Company is engaged in several other activities, as described below.

Metals Distribution

Subsidiaries of the Company are leading distributors of carbon steel, stainless steel and aluminum tubular products; chrome and stainless bar; other carbon steel products, including beams and channels; and aircraft grade tubing and sheets, rolled form shapes and other raw materials.

These subsidiaries serve the agriculture, capital goods, machine tool, construction, transportation, refining, petrochemical, and fluid power industries, as well as aerospace companies, the military, construction trades, steel fabricators, and OEMs.

Intermodal Tank Container Leasing

Subsidiaries of the Company own, manage, lease and maintain intermodal tank containers. Intermodal tank containers are capable of transporting cargo by way of multiple modes of transportation including road, rail or ship. The container fleet consists of a wide range of equipment for the global transportation, distribution and storage of bulk liquids, chemicals and gases, which allows the Company to service the full range of customer requirements. These customers include the international chemical industry and logistics operators specializing in bulk liquid transportation. These subsidiaries also own a fleet of drop frame tank chassis.

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

Segment Information

The principal activity of the Company’s primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2004
Services revenue	$552.5	$8.5	$96.5	$90.4	$747.9
Net sales revenue	46.4	578.8	—	153.2	778.4
Interest income	—	—	—	13.0	13.0
Interest expense	60.8	0.1	13.8	0.1	74.8
Depreciation and amortization	125.0	3.9	25.9	7.4	162.2
Income before income taxes	127.4	38.5	15.6	42.9	224.4
Segment assets	1,948.1	194.3	347.7	787.7	3,277.8
Expenditures for long-lived assets	261.1	3.5	52.9	13.9	331.4

2003
Services revenue	$544.9	$8.1	$86.5	$78.9	$718.4
Net sales revenue	44.6	387.2	—	127.8	559.6
Interest income	—	—	—	10.7	10.7
Interest expense	58.2	0.1	13.4	0.1	71.8
Depreciation and amortization	119.5	3.9	24.2	8.0	155.6
Income (loss) before income taxes*	103.9	(6.1)	10.0	0.9	108.7
Segment assets	1,921.0	159.0	330.2	540.8	2,951.0
Expenditures for long-lived assets	201.9	6.5	31.0	6.8	246.2

2002
Services revenue	$539.6	$8.6	$80.2	$63.3	$691.7
Net sales revenue	32.7	396.4	—	137.6	566.7
Interest income	—	—	—	13.9	13.9
Interest expense	65.0	0.1	13.1	0.1	78.3
Depreciation and amortization	119.0	4.4	22.1	7.6	153.1
Income before income taxes	111.7	11.1	6.4	23.9	153.1
Segment assets	1,853.4	181.8	318.9	582.5	2,936.6
Expenditures for long-lived assets	86.0	6.3	24.8	5.6	122.7

*	Metals Distribution includes goodwill impairment of $16.0 million and All Other includes write-down of investment in direct financing lease of $24.5 million.

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2004
United States	$1,258.9	$1,970.6
Canada	166.5	173.3
Other countries	100.9	218.5

Consolidated total	$1,526.3	$2,362.4

2003
United States	$1,027.0	$1,844.0
Canada	162.0	165.5
Other countries	89.0	203.7

Consolidated total	$1,278.0	$2,213.2

2002
United States	$1,015.5	$1,775.7
Canada	146.8	171.0
Other countries	96.1	209.4

Consolidated total	$1,258.4	$2,156.1

Major Customers

Revenues from any one customer did not exceed 10% of consolidated or industry segment revenues during the last three years.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being significant. In management’s opinion, the Company will have adequate availability of raw materials in the future.

Increased prices and reduced availability of steel and other metals have not had and are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via a combination of purchase agreements, the ability to increase prices and the discretionary nature of railcar construction.

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

Employees

As of December 31, 2004, the Company had approximately 5,200 employees.

Environmental Matters

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2004, the Company spent approximately $4.5 million on remediation and related matters, compared with $3.0 million and $2.5 million in 2003 and 2002, respectively. The Company expects to spend approximately $2.3 million in 2005 on similar activities.

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

The Company estimates that its plant facilities were utilized during the year at an average of approximately 75% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 80% for sulphur processing, 65% for railcar moving vehicles manufacturing, 60% for light rail transit product manufacturing, 75% for containment vessel head manufacturing, and 90% for gear drive manufacturing.

Railcars

The Company owns approximately 84% of its total lease fleet of 81,812 railcars, of which 66,893 are tank cars and 14,919 are other railway freight cars. Of the approximately 68,960 owned railcars, 58,130 are free of liens. Railcars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

Facilities for the manufacturing and assembling of railcars are located at East Chicago, Indiana and Sheldon, Texas, together occupying about 172 acres. In 2004, the Company began construction of a railcar manufacturing facility in Alexandria, Louisiana, which will occupy 229 acres.

Railcar Servicing and Repair Shops

The Company operates a network of shops for repairing and servicing railcars. Principal shops owned by the Company are located at Valdosta, Georgia; Muscatine, Iowa; Ville Platte, Louisiana; Marion, Ohio; Altoona, Pennsylvania; Cleveland, Texas; Evanston, Wyoming; Edmonton, Alberta; Sarnia and Oakville, Ontario; Regina, Saskatchewan; and Celaya, Mexico. Several other repair shops and small repair points are strategically located throughout the United States and Canada.

Metals Distribution

Subsidiaries of the Company maintain numerous distribution warehouses and business offices, which are located throughout North America. There are 34 warehouse and distribution centers from which products are distributed to customers.

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 29,150 owned/managed intermodal tank containers consisting of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,493 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 75% of its intermodal tank container and drop frame tank chassis fleet, of which approximately 42% are free of liens.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2004		2003		2002		2001		2000
	(Dollars in Thousands)
Revenues
Services	$747,915		$718,436		$691,707		$708,006		$673,818
Net sales	778,371		559,591		566,703		621,786		765,183
Net income	142,646		69,754		96,749		116,651		145,967
Ratio of earnings to fixed charges	3.25	x	2.13	x	2.48	x	2.65	x	3.26	x
At year end:
Total assets	$3,277,817		$2,950,966		$2,936,583		$3,031,507		$2,943,775
Long-term obligations	1,133,104		867,238		961,199		1,045,828		1,035,408

Significant items in net income during 2003 included goodwill impairment of ($10,865) after taxes, write-down of investment in direct financing lease of ($15,714) after taxes, adjustment to prior years’ taxes of $19,000 and deferred tax liability adjustment on foreign income previously considered permanently reinvested of ($5,500).

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

Significant external factors that contribute to the long term financial performance of full service railway tank car lessors are inflation and interest rates. New railcar lease rental rates, which are largely determined by equipment cost, operating costs and interest rates, influence lease rental rates (upon renewal or leasing to a different customer) on the existing lease fleet.

Risk factors in the business of full service leasing of railway tank cars include, but are not limited to, general economic cycles, competitive pricing, regulatory change, asset obsolescence, legal matters, environmental matters, and changes in federal tax policy.

Increased prices and reduced availability of steel and other metals are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via a combination of purchase agreements, the ability to increase prices, and the discretionary nature of railcar construction.

2004 versus 2003

Results of Operations

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers increased, resulting in fleet growth and higher utilization.

Revenues and gross profit from services were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$747,915	$718,436	$29,479
Cost of services	465,219	467,157	(1,938)

Gross profit from services	$282,696	$251,279	$31,417

Services revenue in 2004 increased from 2003 primarily due to a $10.1 million increase in intermodal tank container leasing revenue (improved utilization rates and equipment additions), a $9.7 million increase in revenues related to sulphur processing (higher volume), and a $7.6 million increase in railcar leasing and services revenue (improved utilization rates and equipment additions).

Gross profit on services revenue in 2004 increased from 2003 primarily due to a $24.1 million improvement in railcar leasing (improved utilization rates, higher gains on disposals, and equipment additions), a $5.4 million increase in intermodal tank container leasing business (improved utilization rates and equipment additions) and a $2.5 million increase related to sulphur processing (higher volume).

Average fleet utilization of the Company’s railcar fleet was 96% for 2004, compared with 93% for 2003. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2004 for newly manufactured railcars was approximately six years, and the average term of leases entered into for used railcars was approximately four years.

Sales revenue increased primarily due to increased demand for products of the metals distribution business.

Revenues and gross profit from sales were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$778,371	$559,591	$218,780
Cost of sales	642,813	467,883	174,930

Gross profit from sales	$135,558	$91,708	$43,850

Sales revenue for 2004 increased from 2003 primarily due to $191.6 million higher sales of metals distribution products (higher volume and prices), $8.6 million higher sales of gear drives (higher demand), $7.1 million higher sales of sulphur processing equipment (timing of project completion) and a $5.8 million increase in sales of metal containment vessel heads (higher volume and prices).

Gross profit on sales in 2004 improved from 2003, primarily due to a $30.2 million increase for metals distribution products (higher volume and prices), a $3.7 million increase for metal containment vessel heads (higher volume and prices), a $3.6 million improvement for the gear drive business (higher volume), a $2.7 million increase for sulphur processing equipment (timing of project completion), and a $1.7 million improvement from sales of railcars (higher prices and lower unit costs from increased production volume partially offset by higher material costs).

Interest income in 2004 was $2.3 million higher than in 2003 primarily due to higher interest rates and higher average balances including available-for-sale securities.

Other income in 2004 was $9.7 million higher than in 2003 primarily due to $6.2 million income from the receipt and disposal of certain financial assets related to settlement of a bankruptcy claim against Air Canada. See Note 5 of the Notes to Consolidated Financial Statements.

General & Administrative expense for 2004 increased by $9.2 million over 2003 primarily due to increased business activity in the railcar and metals distribution businesses.

Interest expense in 2004 was $3.0 million higher than in 2003 due to the interest expense related to new financing in 2004 more than offsetting lower interest expense from principal repayments of debt. Interest rates and borrowed debt are discussed in Note 7 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $81.8 million in 2004 with an effective tax rate of 36.4%, compared with $39.0 million in 2003 with an effective tax rate of 35.8%. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Operating activities provided $283.0 million of cash in 2004, compared with $311.2 million in 2003. The net cash provided by operating activities was lower in 2004 primarily due to higher inventories (increased production and distribution activity) and higher accounts receivable (increased revenue), partially offset by the increase in net income and higher accounts payable (increased production and distribution activity).

The net cash provided by operating activities, along with proceeds from the issuance of borrowed debt, collection of funds previously advanced to parent, and redemption of short-term investments, were used to finance lease fleet additions, invest in available-for-sale securities, pay dividends to the Company’s stockholder, and service borrowed debt obligations.

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

In 2004, the Company invested $245.5 million in available-for-sale securities. The securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of leveraged lease purchase options), or fund other operating needs.

In 2004, the Company spent $331.4 million for construction and purchase of lease fleet and other fixed assets, compared with $246.2 million in 2003. The increase in capital expenditures is primarily due to increased demand from leasing customers for new railway tank cars and intermodal tank containers. Of the capital expenditures for construction and purchase of lease fleet and other fixed assets over the past five years, approximately 74% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

Proceeds from disposals of lease fleet and other fixed assets were $31.1 million in 2004 compared with $32.4 million in 2003. The lower proceeds in 2004 were due to fewer railcars sold partially offset by higher prices obtained for railcars sold for scrap.

Net cash used in investing activities was $367.3 million in 2004 compared with $192.8 million in 2003.

In June 2004, the Company issued $300.0 million of unsecured senior notes. During 2004, the Company’s financing activities included the use of $78.4 million for principal repayments on borrowed debt compared with $62.5 million in 2003. Cash dividends were $99.0 million in 2004 compared with $48.0 million in 2003. Net cash provided by financing activities in 2004 was $122.6 million compared with $110.4 million used in 2003.

On September 30, 2004, the Company exercised options to purchase approximately 1,824 railcars that the Company has leased since 1994 as part of certain sale-leaseback transactions. See Note 6 to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1994. The aggregate purchase price payable by the Company for these railcars is approximately $76.0 million, of which approximately $42.4 million was paid on January 2, 2005 and the remaining approximately $33.6 million is payable in four installments ending in December 2005. The Company’s purchase of these railcars was consummated on January 2, 2005, at which time the purchased railcars ceased to be subject to the operating leases.

Management expects that future cash to be provided by operating activities, long-term financings, and collection of funds previously advanced to parent will be adequate to provide for continued expansion of the Company’s business and enable it to meet its debt service obligations. The Company may undertake long-term financing in 2005.

Approximately 16% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining railcars are free of liens.

The following table presents the scheduled cash inflows and outflows for the railcar leasing business over the next five years based on leases and railcar-related indebtedness outstanding as of December 31, 2004:

	2005	2006	2007	2008	2009
	(Dollars in Millions)
Railcar Leasing Cash Inflows
Minimum future lease rentals	$417.3	$319.2	$239.1	$165.8	$102.4

Railcar Leasing Cash Outflows
Minimum future lease payments	74.5	81.8	70.4	68.9	65.5
Principal and interest amount of obligations	89.4	142.1	257.1	136.0	223.9

Excess (Deficit) of inflows over outflows	$253.4	$95.3	$(88.4)	$(39.1)	$(187.0)

Minimum future lease rentals above relate to railcar leases in effect at December 31, 2004. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

In addition, maturities of debt obligations and interest payments for the intermodal tank container leasing business over the next five years are as follows (dollars in millions):

2005	2006	2007	2008	2009
$22.6	$23.7	$22.6	$22.5	$21.4

The Company has not experienced any significant impact from general inflation on its financial position or results of operations over the last several years.

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2004 and 2003.

Contractual Obligations

At December 31, 2004, contractual obligations of the Company are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in Millions)
Long-term Debt Obligations	$1,591.4	$112.0	$445.5	$403.9	$630.0
Operating Leases	659.6	78.1	156.7	137.1	287.7
Purchase Obligations	94.7	94.7	—	—	—

Total contractual obligations	$2,345.7	$284.8	$602.2	$541.0	$917.7

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included as overhead. SFAS 151 also requires that the allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. SFAS 151 must be applied prospectively beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretion requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At December 31, 2004, the Company did not have any unconsolidated variable interest entities.

2003 versus 2002

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

Services revenue in 2003 increased over 2002 primarily due to a $13.7 million in increased revenues related to sulphur processing (higher rates and volume), a $6.3 million increase in intermodal tank container leasing (higher utilization and equipment additions), and a $5.3 million increase in railcar leasing and service revenues (favorable currency exchange rates and equipment additions offsetting lower rental rates).

Gross profit on services revenue of $251.3 million in 2003 decreased slightly from 2002. Railcar leasing was $6.1 million lower primarily due to lower rental rates and higher maintenance expense. Intermodal tank container leasing was $4.6 million higher primarily due to new fleet additions and higher utilization. Sulphur processing was $1.6 million higher due to higher rates and volume.

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

Sales revenue decreased as demand for products of the metals distribution business continued to be adversely impacted by the general economic slowdown in the U.S. Demand for new railcars in 2003 improved over 2002, resulting in higher production and capacity utilization.

Revenues and gross profit from sales were as follows:

	2003	2002	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$559,591	$566,703	$(7,112)
Cost of sales	467,883	468,281	(398)

Gross profit from sales	$91,708	$98,422	$(6,714)

Sales revenue for 2003 decreased from 2002 primarily due to $9.3 million lower sales of metals distribution products (reduced demand), $7.0 million lower sales of sulphur processing equipment (timing of project completion), partially offset by $11.9 million higher sales of railcars (higher volume).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12-31-2004
	(Dollars in Millions)
Fixed rate debt	$34.1	$91.5	$216.0	$107.4	$205.0	$513.2	$1,167.2	$1,276.5
Average interest rate	7.46%	7.09%	7.04%	6.75%	7.18%	6.29%	6.73%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Tank Car Company

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

March 9, 2005

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

	For the Year Ended December 31,
	2004	2003	2002
Revenues
Services (leasing and other)	$747,915	$718,436	$691,707
Net sales	778,371	559,591	566,703

	1,526,286	1,278,027	1,258,410

Interest income	13,029	10,714	13,858
Other income (expense), net	9,489	(259)	2,094

	1,548,804	1,288,482	1,274,362

Costs and expenses
Cost of services	465,219	467,157	440,276
Cost of sales	642,813	467,883	468,281
Write-down of investment in direct financing lease	—	24,506	—
Goodwill impairment	—	16,044	—
General and administrative	141,546	132,320	134,463
Interest expense	74,796	71,840	78,289

	1,324,374	1,179,750	1,121,309

Income before income taxes	224,430	108,732	153,053

Provision for income taxes	81,784	38,978	56,304

Net income	$142,646	$69,754	$96,749

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	December 31,
	2004	2003
Assets

Cash and cash equivalents	$98,336	$56,197
Short-term investments	45,429	62,606
Available-for-sale securities	244,896	—
Accounts receivable, primarily due within one year, less allowance for doubtful accounts of $10,938 in 2004 and $11,647 in 2003	172,689	133,036
Accounts and notes receivable, affiliates	43,626	43,546
Inventories, net of LIFO reserves of $74,379 in 2004 and $35,056 in 2003	146,944	121,899
Prepaid expenses and deferred charges	13,292	9,711
Advances to parent company, principally at LIBOR plus 1%	150,246	310,792
Railcar lease fleet, net	1,804,350	1,676,293
Intermodal tank container lease fleet, net	323,601	299,897
Other fixed assets, net	198,986	192,818
Investment in direct financing lease (see Note 5)	—	2,082
Other assets	35,422	42,089

Total assets	$3,277,817	$2,950,966

Liabilities and Stockholder’s Equity
Accounts payable	$74,606	$60,336
Accrued rent	94,508	95,164
Accrued liabilities	170,972	169,648
Borrowed debt	1,167,251	945,687

	1,507,337	1,270,835
Deferred income taxes and investment tax credits	596,126	554,819
Minority interest	97,355	91,558

Stockholder’s equity
Common stock, no par value; 1,000 shares authorized and issued	106,689	106,689
Additional capital	158,372	158,372
Retained earnings	812,339	768,693
Unrealized losses on available-for-sale securities, net	(401)	—

Total stockholder’s equity	1,076,999	1,033,754

Total liabilities and stockholder’s equity	$3,277,817	$2,950,966

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	Common Stock	Additional Capital	Retained Earnings	Other Comprehensive Loss	Total
Balance at December 31, 2001	$106,689	$158,372	$717,190	$—	$982,251
Net income	—	—	96,749	—	96,749
Cash dividends	—	—	(67,000)	—	(67,000)

Balance at December 31, 2002	106,689	158,372	746,939	—	1,012,000

Net income	—	—	69,754	—	69,754
Cash dividends	—	—	(48,000)	—	(48,000)

Balance at December 31, 2003	106,689	158,372	768,693	—	1,033,754

Net income	—	—	142,646	—	142,646
Unrealized losses on available-for-sale securities, net	—	—	—	(401)	(401)

Comprehensive income					142,245
Cash dividends	—	—	(99,000)	—	(99,000)

Balance at December 31, 2004	$106,689	$158,372	$812,339	$(401)	$1,076,999

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$142,646	$69,754	$96,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,190	155,649	153,102
Deferred taxes	37,072	25,169	42,448
Write-down of investment in direct financing lease	—	24,506	—
Goodwill impairment	—	16,044	—
Gain on disposition of lease fleet and other fixed assets	(10,785)	(5,988)	(1,288)
Loss on disposition of business	—	1,494	—
Other non-cash income and expenses	9,138	8,309	7,232
Changes in operating assets and liabilities	(57,299)	16,269	(15,519)

Net cash provided by operating activities	282,962	311,206	282,724

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(331,385)	(246,217)	(122,726)
Decrease in short-term investments	15,614	11,706	33,758
Increase in available-for-sale securities	(245,510)	—	—
Decrease in advance to parent	148,209	10,455	36,278
Decrease (Increase) in other assets and investments	8,256	(1,679)	(1,014)
Proceeds from disposals of lease fleet and other fixed assets	31,125	32,350	13,925
Proceeds from disposition of business	6,344	625	—
Purchases of businesses, net of cash acquired	—	—	(9,074)

Net cash used in investing activities	(367,347)	(192,760)	(48,853)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	145	3,412
Principal payments of borrowed debt	(78,436)	(62,549)	(141,313)
Cash dividends	(99,000)	(48,000)	(67,000)

Net cash provided by (used in) financing activities	122,564	(110,404)	(204,901)

Effect of exchange rates on cash and cash equivalents	3,960	7,933	121

Net increase in cash and cash equivalents	42,139	15,975	29,091

Cash and cash equivalents at beginning of year	56,197	40,222	11,131

Cash and cash equivalents at end of year	$98,336	$56,197	$40,222

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

Effective December 30, 2004, the Company transferred all of its shares in Robertson Inc. and acquired a minority interest in Marmon Holdings Corporation, a Canadian federal corporation. The impact of these transactions is not material.

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and Fixed Assets Accounting

Railcars, intermodal tank containers and other fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are principally: railcars, 20-30 years; intermodal tank containers, 20 years; buildings and improvements, 10-50 years; and machinery and equipment, 3-20 years.

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

Translation adjustments and transaction gains and losses are borne by the Company’s parent. For the years ended December 31, 2004, 2003 and 2002, the Company’s parent absorbed a loss of $1,126, a loss of $8,178, and a gain of $1,344, respectively.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Finished goods represented approximately 60% of net inventories at December 31, 2004. The Company uses the LIFO costing method for approximately 70% of its total gross inventories at December 31, 2004.

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

3. Railcar Lease Data

Railcars are leased directly to several hundred shippers located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 10% of consolidated lease revenues. Each lease involves one to several thousand railcars, normally for periods ranging from one to twenty years. The average term of leases entered into during 2004 for newly manufactured railcars was approximately six years. The average term of leases entered into during 2004 for used railway tank cars and other railcars was approximately four years. Under the terms of most of the leases, the Company agrees to provide a full range of services including railcar repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 2004:

Operating Leases
2005	$417,263
2006	319,220
2007	239,107
2008	165,753
2009	102,406
2010 and thereafter	170,532

Totals	$1,414,281

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Lease Fleet and Other Fixed Assets

	December 31,
	2004	2003
Railcar lease fleet
Gross cost	$3,413,293	$3,208,673
Less accumulated depreciation	(1,608,943)	(1,532,380)

	$1,804,350	$1,676,293

Intermodal tank container lease fleet
Gross cost	$419,304	$371,484
Less accumulated depreciation	(95,703)	(71,587)

	$323,601	$299,897

Other Fixed assets, at cost
Land	$16,628	$18,145
Buildings and improvements	194,657	194,702
Machinery and equipment	360,061	341,747

	571,346	554,594
Less accumulated depreciation	(372,360)	(361,776)

	$198,986	$192,818

5. Investment in Direct Financing Lease

On February 8, 1988, Procor Limited (“Procor”) entered into a Canadian dollar denominated Operating Lease Agreement (“Lease”) for an 18-year period with Air Canada for one Boeing 767-233 aircraft, the only aircraft owned by the Company. On the same day and as part of the same transaction, Procor entered into a Trust Indenture (“Indenture”) under which it borrowed Cdn$45.0 million and granted a security interest in the aircraft to the trustee. On April 1, 2003, Air Canada filed for an interim court order for protection from its creditors under the Canadian Companies Creditors Arrangement Act. On May 9, 2003, Air Canada notified Procor that it was electing to terminate the Lease effective as of May 30, 2003. This filing and the termination of the Lease constituted defaults under the Lease. The defaults under the Lease constituted defaults under the Indenture and would have allowed the trustee, among other things, to declare the remaining principal and interest immediately due. The trustee did not do so, and on July 29, 2003, with the consent of the Indenture holders, Procor prepaid the remaining debt of Cdn$17.7 million and paid a make-whole premium of Cdn$2.4 million.

The net book value of the aircraft was Cdn$37.3 million as of March 31, 2003. During the second quarter of 2003, the value of the aircraft was written down to Cdn$2.7 million based on advice Procor received concerning the then-current value of the aircraft.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2004, Air Canada emerged from court protection. At about the same time, Procor received a distribution of shares and options for shares in ACE Aviation Holdings Ltd. (“ACE”), Air Canada’s holding company, from the court-appointed monitor in the Air Canada restructuring. Procor exercised these options and then sold all of its shares in ACE for a gain of Cdn$7.7 million (US$6.2 million) which is included in other income.

Procor has entered an agreement for the sale of the aircraft for parts. Procor will receive payments, less a commission, as the parts are sold. The amount received so far is not material.

6. Lease Commitments

The Company, as lessee, has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

At December 31, 2004, future minimum rental commitments for all noncancelable leases are as follows:

	Operating Leases
	Sale- Leaseback	Others	Total
2005	$72,882	$5,241	$78,123
2006	80,131	4,213	84,344
2007	68,746	3,591	72,337
2008	67,127	3,312	70,439
2009	63,695	3,045	66,740
2010 and thereafter	273,296	14,361	287,657

	$625,877	$33,763	$659,640

Minimum future sublease revenue to be received under existing railcar sale-leaseback leases as of December 31, 2004 is presented below. Future sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

Sale- Leaseback Leases
2005	$71,283
2006	54,032
2007	40,241
2008	27,237
2009	15,413
2010 and thereafter	33,575

$241,781

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sublease rentals recorded as revenue for the years ended December 31, 2004, 2003 and 2002 were approximately $83,000, $82,000 and $87,000, respectively.

Rentals charged to costs and expenses were $77,315, $78,794 and $77,726 in 2004, 2003 and 2002, respectively.

7. Borrowed Debt

	December 31,
	2004	2003
Unsecured notes, payable periodically through 2019 at 5.64% - 7.45% (average rate of 6.48% as of December 31, 2004 and 7.02% as of December 31, 2003)	$720,000	$465,000
Senior secured notes, payable periodically through 2016 at 6.79% - 7.68% (average rate of 7.16% as of December 31, 2004 and 7.18% as of December 31, 2003)	336,411	352,529
Equipment obligations, payable periodically through 2009 at 6.50% - 9.34% (average rate of 7.01% as of December 31, 2004 and 7.06% as of December 31, 2003)	110,693	127,864
Other long-term borrowings, payable periodically through 2013 (average rate of 4.76% as of December 31, 2004 and December 31, 2003)	147	294

	$1,167,251	$945,687

In June 2004, the Company issued $300,000 principal amount of unsecured Senior Notes. Interest on the notes is payable semiannually on June 1 and December 1, commencing December 1, 2004 at the rate of 5.64% per annum. Principal is payable annually commencing on June 1, 2009 and continuing until maturity on June 1, 2019.

Senior secured notes of $98,411 are secured by approximately 1,900 railcars with an original cost of approximately $122,700 and 1,100 intermodal tank containers and wheeled chassis with an original cost of approximately $23,800. Senior secured notes of $100,000 are secured by railcars with an original cost of approximately $133,100. Senior secured notes of $138,000 are secured by intermodal tank container assets with an original cost of approximately $240,000 and the future stream of leasing income on such intermodal tank containers.

Equipment obligations are secured by railcars with an original cost of approximately $407,100 and $407,200 at December 31, 2004 and 2003, respectively.

The Company’s Canadian subsidiaries have approximately $11,259 of credit lines available on a no-fee basis. No amounts were outstanding as of December 31, 2004 and 2003.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of debt obligations for the years 2005 - 2009 are as follows:

2005	2006	2007	2008	2009
$34,147	$91,502	$215,978	$107,397	$205,006

The estimated fair value of borrowed debt is as follows:

	December 31,
	2004	2003
Unsecured notes	$774,386	$527,457
Senior secured notes	384,315	412,954
Equipment obligations	117,671	141,549
Other long-term borrowings	150	294

	$1,276,522	$1,082,254

The current fair value of the Company’s borrowed debt is estimated by discounting the future interest and principal cash flows at the Company’s estimated incremental borrowing rate at the respective year-end for debt with similar maturities.

8. Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with Holdings, federal income taxes, before consideration of tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, Holdings on this basis. If deductions and credits available to Holdings’ entire consolidated group exceed those which can be used on its tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. The consolidated tax credits allocated to the Company exceeded those computed as if the company had filed a separate consolidated tax return by $3.9 million in 2004 and $2.4 million in 2003. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

Undistributed earnings of the Company’s non-U.S. subsidiaries reflect full provision for non-U.S. income taxes. The Company recorded a provision for taxes that would be payable upon repatriation of such earnings into the U.S of $3.3 million in 2004 and $5.5 million in 2003.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the provision (benefit) for income taxes:

	2004	2003	2002
State
Current	$6,638	$217	$2,026
Deferred	73	3,108	(769)
Federal
Current	20,353	245	5,751
Deferred and investment tax credit	38,057	32,471	37,173
Foreign
Current	17,724	13,347	6,079
Deferred and investment tax credit	(1,061)	(10,410)	6,044

Total	$81,784	$38,978	$56,304

In 2004, 2003, and 2002, the Company paid foreign withholding taxes of $4,858, $4,169 and $2,821, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

	2004	2003	2002
Domestic	$184,456	$116,918	$128,691
Foreign	39,974	(8,186)	24,362

Total	$224,430	$108,732	$153,053

Income tax effects of significant items which resulted in effective tax rates of 36.4% in 2004, 35.8% in 2003, and 36.8% in 2002 follow:

	2004	2003	2002
Income taxes at 35% federal statutory rate	$78,550	$38,056	$53,569
Increase (decrease) resulting from:
Amortization of investment tax credits	(843)	(945)	(1,399)
State income taxes, net of federal income tax benefit	4,387	3,249	548
Excess tax (benefit) on foreign income	(7,792)	10,634	3,578
Tax on unremitted foreign earnings	3,314	5,500	—
Adjustment to prior years’ taxes	1,400	(19,000)	—
Other, net	2,768	1,484	8

Total income taxes	$81,784	$38,978	$56,304

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The excess benefit on foreign income in 2004 is due primarily to Holdings’ allocation in 2004 of 2003 and 2004 foreign tax credits pursuant to the Holdings’ tax sharing agreement as noted above.

The excess tax (benefit) on foreign income represents differences due to lower foreign tax rates and foreign tax credits not benefited. In 2004, the Company recorded a $1.4 million adjustment based on the adjustments required for prior years’ tax matters with the various taxing authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of net deferred tax balances are as follows:

	2004	2003
Excess of tax over book depreciation	$(613,938)	$(582,346)
Other	(10,912)	(8,593)

Gross liabilities	(624,850)	(590,939)

Expenses per books not yet deductible for tax	29,027	34,241
Other	5,437	8,842

Gross assets	34,464	43,083

Deferred investment tax credits	(5,740)	(6,963)

Net deferred income tax liability	$(596,126)	$(554,819)

The Company has approximately $47.1 million of foreign tax credit carryforwards available to reduce future income taxes at December 31, 2004. Due to the uncertain realization of the benefit of these credits, they are subject to a 100% valuation allowance.

9. Contingencies

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, and, in the opinion of management, their ultimate resolution will not have a material effect on the Company’s consolidated financial position or results of operations.

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability, products liability and workers’ compensation liabilities. The Company maintains no property damage insurance on its railcars or intermodal tank containers. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims. The Company reserves the full estimated value of claims, it does not discount its claims liability.

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

The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $7.1 million until June 2007, and several standby letters of credit totaling $18.5 million. Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the year are as follows:

	2004	2003
Balance, beginning of year	$602	$724
Warranties issued	1,332	360
Settlements	(247)	(482)

Balance, end of year	$1,687	$602

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

10. Pension Benefits

Substantially all of the Company’s employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. The contributions are funded as accrued. Discretionary and defined contribution plan expense for 2004, 2003 and 2002 was $12,444, $12,060 and $12,525, respectively.

As of December 31, 2004, the Company’s defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company’s funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans’ termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan (income) expense was ($25), $264 and ($140) for 2004, 2003 and 2002, respectively. Accrued pension costs recognized in the consolidated balance sheet were $2,276 and $3,717 at December 31, 2004 and 2003, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and co-payment provisions, Medicare supplements and other limitations. At December 31, 2004 and 2003, the liability for postretirement health care and life insurance benefits was $4,522 and $4,718 respectively, and was included in accrued liabilities in the consolidated balance sheet.

Expense related to these benefits was $923, $803 and $724 in 2004, 2003 and 2002, respectively.

12. Purchase Obligation Commitments

At December 31, 2004, the Company had purchase obligation commitments outstanding of $94,746 primarily for the purchase of hopper cars and intermodal tank containers.

13. Consolidating Financial Information

The following condensed consolidating statements for the years ended December 31, 2004, 2003 and 2002 are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the years ended December 31, 2004, 2003 and 2002 are as follows:

Year Ended December 31, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$481,324	$23,303	$317,030	$(73,742)	$747,915
Net sales	46,448	464	742,501	(11,042)	778,371

	527,772	23,767	1,059,531	(84,784)	1,526,286
Other income, net	103,906	9,936	2,015	(93,339)	22,518

	631,678	33,703	1,061,546	(178,123)	1,548,804

Costs and expenses
Cost of services	316,302	17,245	205,414	(73,742)	465,219
Cost of sales	45,183	344	607,597	(10,311)	642,813
General and administrative	37,508	3,662	100,376	—	141,546
Interest	57,610	2,364	14,822	—	74,796

	456,603	23,615	928,209	(84,053)	1,324,374

Income before income taxes	175,075	10,088	133,337	(94,070)	224,430
Provision for income taxes	32,429	1,883	47,472	—	81,784

Net income	$142,646	$8,205	$85,865	$(94,070)	$142,646

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of December 31, 2004 and 2003 are as follows:

December 31, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$61,663	$33,123	$3,550	$—	$98,336
Short-term investments	—	45,429	—	—	45,429
Available-for-sale securities	243,986	—	910	—	244,896
Accounts receivable	39,971	2,668	193,962	(63,912)	172,689
Accounts and notes receivable, affiliates	—	—	43,626	—	43,626
Inventories, net	44,780	1,924	100,240	—	146,944
Prepaid expenses and deferred charges	4,592	2,840	5,860	—	13,292
Advances (from) to parent	(122,196)	(73,143)	345,133	452	150,246
Railcar lease fleet, net	1,557,425	31,661	215,995	(731)	1,804,350
Intermodal tank container lease fleet, net	—	—	323,601	—	323,601
Other fixed assets, net	90,524	15,303	93,159	—	198,986
Investment in subsidiaries	813,631	75,455	77,512	(966,598)	—
Other assets	13	3,792	31,617	—	35,422

Total assets	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

Liabilities and Stockholder’s Equity

Accounts payable	$55,474	$17,132	$65,589	$(63,589)	$74,606
Accrued liabilities	185,005	5,505	72,403	2,567	265,480
Borrowed debt	1,010,625	18,479	138,147	—	1,167,251

	1,251,104	41,116	276,139	(61,022)	1,507,337

Deferred income taxes and investment tax credits	442,416	23,453	130,257	—	596,126
Minority interest	—	—	97,355	—	97,355

Stockholder’s equity
Common stock and additional capital	358,475	13,345	358,799	(465,558)	265,061
Retained earnings	691,547	61,830	563,267	(504,305)	812,339
Unrealized losses on available-for-sale securities, net	(399)	—	(2)	—	(401)
Equity adjustment from foreign currency translation	(8,754)	(692)	9,350	96	—

Total stockholder’s equity	1,040,869	74,483	931,414	(969,767)	1,076,999

Total liabilities and stockholder’s equity	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Consolidating Financial Information (Continued)

December 31, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$82	$48,759	$7,356	$—	$56,197
Short-term investments	—	62,606	—	—	62,606
Accounts receivable	36,036	2,957	153,195	(59,152)	133,036
Accounts and notes receivable, affiliates	—	—	43,546	—	43,546
Inventories, net	27,820	3,739	90,340	—	121,899
Prepaid expenses and deferred charges	3,873	2,503	3,335	—	9,711
Advances to (from) parent	104,831	(90,828)	296,316	473	310,792
Railcar lease fleet, net	1,411,232	30,200	234,861	—	1,676,293
Intermodal tank container lease fleet, net	—	—	299,897	—	299,897
Other fixed assets, net	83,313	16,224	93,281	—	192,818
Investment in direct financing lease	—	2,082	—	—	2,082
Investment in subsidiaries	780,205	75,452	126,655	(982,312)	—
Other assets	92	(1)	41,997	1	42,089

Total assets	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

Liabilities and Stockholder’s Equity

Accounts payable	$51,242	$17,525	$50,431	$(58,862)	$60,336
Accrued liabilities	189,729	3,654	68,809	2,620	264,812
Borrowed debt	775,854	19,538	150,295	—	945,687

	1,016,825	40,717	269,535	(56,242)	1,270,835

Deferred income taxes and investment tax credits	417,885	21,114	115,820	—	554,819
Minority interest	—	—	91,557	1	91,558

Stockholder’s equity
Common stock and additional capital	358,475	13,345	359,606	(466,365)	265,061
Retained earnings	647,271	78,318	561,596	(518,492)	768,693
Equity adjustment from foreign currency translation	7,028	199	(7,335)	108	—

Total stockholder’s equity	1,012,774	91,862	913,867	(984,749)	1,033,754

Total liabilities and stockholder’s equity	$2,447,484	$153,693	$1,390,779	$(1,040,990)	$2,950,966

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the years ended December 31, 2004, 2003 and 2002 are as follows:

Year Ended December 31, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$144,134	$7,514	$131,314	$—	$282,962

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(260,358)	(1,294)	(69,733)	—	(331,385)
Decrease in short-term investments	—	15,614	—	—	15,614
Increase in available-for-sale securities	(244,598)	—	(912)	—	(245,510)
Decrease (increase) in advance to parent	266,185	(17,685)	(20,001)	(80,290)	148,209
(Increase) decrease in other assets	—	(1,612)	9,868	—	8,256
Proceeds from disposals of lease fleet and other fixed assets	14,103	4,018	13,004	—	31,125
Proceeds from disposition of business	6,344	—	—	—	6,344

Net cash used in investing activities	(218,324)	(959)	(67,774)	(80,290)	(367,347)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	—	—	—	300,000
Principal payments of borrowed debt	(65,229)	(1,060)	(12,147)	—	(78,436)
Cash dividends	(99,000)	(25,115)	(55,175)	80,290	(99,000)

Net cash provided by (used in) financing activities	135,771	(26,175)	(67,322)	80,290	122,564

Effect of exchange rates on cash and cash equivalents	—	3,984	(24)	—	3,960

Net increase (decrease) in cash and cash equivalents	61,581	(15,636)	(3,806)	—	42,139
Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of year	$61,663	$33,123	$3,550	$—	$98,336

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Consolidating Financial Information (Continued)

Year Ended December 31, 2003

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$153,880	$13,451	$143,875	$—	$311,206

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(198,640)	(1,194)	(46,383)	—	(246,217)
Decrease in short-term investments	—	11,706	—	—	11,706
Decrease (increase) in advance to parent	107,340	46,151	(45,709)	(97,327)	10,455
Increase in other assets	—	—	(1,679)	—	(1,679)
Proceeds from disposals of lease fleet and other fixed assets	19,815	590	11,945	—	32,350
Proceeds from disposition of business	—	—	625	—	625

Net cash (used in) provided by investing activities	(71,485)	57,253	(81,201)	(97,327)	(192,760)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	—	—	145	—	145
Principal payments of borrowed debt	(34,472)	(15,525)	(12,552)	—	(62,549)
Cash dividends	(48,000)	(50,815)	(46,512)	97,327	(48,000)

Net cash (used in) provided by financing activities	(82,472)	(66,340)	(58,919)	97,327	(110,404)

Effect of exchange rates on cash and cash equivalents	—	7,773	160	—	7,933

Net (decrease) increase in cash and cash equivalents	(77)	12,137	3,915	—	15,975
Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of year	$82	$48,759	$7,356	$—	$56,197

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

	Interest Income	Management Expense	Insurance Billed
2004	$7,774	$4,314	$5,616
2003	8,649	4,314	5,595
2002	11,015	4,314	5,258

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to Holdings or its subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at LIBOR plus 1%, amounted to $130,459 and $297,437 at December 31, 2004 and 2003, respectively.

Certain of the Company’s Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of Holdings resulted in receivables of $19,787 and $13,355 at December 31, 2004 and 2003, respectively, that are included in advances to parent company.

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

The interest of minority shareholders in Worldwide Containers, Inc. at December 31, 2004 and 2003 was $97,355 and $91,558, respectively. The minority interest in income for the years ended December 31, 2004, 2003 and 2002 was $5,797, $4,918 and $4,257, respectively.

All minority interest in income was included as a charge against other income.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivative Financial Instruments

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2004 and 2003.

16. Quarterly Data (Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2004
Net sales and services revenues	$348,166	$374,536	$394,304	$409,280
Cost of sales and services	250,714	266,307	284,669	306,342

Gross profit	97,452	108,229	109,635	102,938

Net income	$28,457	$34,981	$37,945	$41,263

2003
Net sales and services revenues	$306,057	$317,095	$321,972	$332,903
Cost of sales and services	221,370	232,319	232,380	248,971

Gross profit	84,687	84,776	89,592	83,932

Net income	$20,859	$5,025	$27,093	$16,777

Results for the second quarter of 2003 included the write-down of $15.7 million in value of the investment in direct financing lease (see Note 5). Results for the fourth quarter of 2003 included a $10.9 million goodwill impairment and a $13.5 million tax adjustment.

Certain amounts previously reported in the Form 10-Q for 2004 and 2003 have been reclassified from general and administrative to cost of sales and services to conform to the year-end presentation.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Supplementary Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2004	2003	2002
Changes in operating assets and liabilities:
Accounts receivable	$(40,606)	$(15,528)	$13,568
Inventories	(36,675)	8,804	(190)
Prepaid expenses and deferred charges	(3,928)	1,277	(1,087)
Accounts payable, accrued rent and accrued liabilities	23,910	21,716	(27,810)

	$(57,299)	$16,269	$(15,519)

Cash paid during the year for:
Interest	$74,275	$72,565	$84,106
Income taxes	40,594	1,130	17,868

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in short-term investments and advances to parent.

18. Investment in Marketable Securities

At December 31, 2004, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Corporate Securities	$245,510	$—	$(614)	$244,896

The gross unrealized holding losses, less related tax of $213, have been reported as a separate component of stockholder’s equity in the accompanying condensed consolidated balance sheet.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Industry Segment Information

The principal activity of the Company’s primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2004
Services revenue	$552.5	$8.5	$96.5	$90.4	$747.9
Net sales revenue	46.4	578.8	—	153.2	778.4
Interest income	—	—	—	13.0	13.0
Interest expense	60.8	0.1	13.8	0.1	74.8
Depreciation and amortization	125.0	3.9	25.9	7.4	162.2
Income before income taxes	127.4	38.5	15.6	42.9	224.4
Segment assets	1,948.1	194.3	347.7	787.7	3,277.8
Expenditures for long-lived assets	261.1	3.5	52.9	13.9	331.4

2003
Services revenue	$544.9	$8.1	$86.5	$78.9	$718.4
Net sales revenue	44.6	387.2	—	127.8	559.6
Interest income	—	—	—	10.7	10.7
Interest expense	58.2	0.1	13.4	0.1	71.8
Depreciation and amortization	119.5	3.9	24.2	8.0	155.6
Income (loss) before income taxes*	103.9	(6.1)	10.0	0.9	108.7
Segment assets	1,921.0	159.0	330.2	540.8	2,951.0
Expenditures for long-lived assets	201.9	6.5	31.0	6.8	246.2

2002
Services revenue	$539.6	$8.6	$80.2	$63.3	$691.7
Net sales revenue	32.7	396.4	—	137.6	566.7
Interest income	—	—	—	13.9	13.9
Interest expense	65.0	0.1	13.1	0.1	78.3
Depreciation and amortization	119.0	4.4	22.1	7.6	153.1
Income before income taxes	111.7	11.1	6.4	23.9	153.1
Segment assets	1,853.4	181.8	318.9	582.5	2,936.6
Expenditures for long-lived assets	86.0	6.3	24.8	5.6	122.7

*	Metals Distribution includes goodwill impairment of $16.0 million and All Other includes write-down of investment in direct financing lease of $24.5 million.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Industry Segment Information (Continued)

Geographic	Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2004
United States	$1,258.9	$1,970.6
Canada	166.5	173.3
Other countries	100.9	218.5

Consolidated total	$1,526.3	$2,362.4

2003
United States	$1,027.0	$1,844.0
Canada	162.0	165.5
Other countries	89.0	203.7

Consolidated total	$1,278.0	$2,213.2

2002
United States	$1,015.5	$1,775.7
Canada	146.8	171.0
Other countries	96.1	209.4

Consolidated total	$1,258.4	$2,156.1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Current Positions or Offices	First Elected to Position
Kenneth P. Fischl	55	President, Chief Executive Officer Director	2002 1994

Mark J. Garrette	51	Vice President, Principal Financial Officer Vice President of the Company and Senior Vice President and Controller - Tank Car Division	2002 1994

Frank D. Lester	64	Vice President of the Company and President - Tank Car Division	1999

Robert K. Lorch	58	Vice President	2002

John D. Nichols	74	Director	2002

Robert W. Webb	65	Director General Counsel and Secretary	2003 1986

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

ITEM 11. EXECUTIVE COMPENSATION

Frank D. Lester, Vice President, was the only executive officer of the Company who in the year ended December 31, 2004, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other officers of the Company received their 2004 compensation from Marmon and are primarily involved in the management of Marmon. The Company, together with the other subsidiaries of Holdings, has been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. The amount of such charge has been determined pursuant to a formula based upon the dollar value of revenues, earnings and assets. See Note 14 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Lester:

Summary Compensation Table

	Annual Compensation			All Other Compensation*
Name and Principal Position	Year	Salary	Bonus
Frank D. Lester, Vice President of the Company and President of the Tank Car Division	2004 2003 2002	$318,021 294,554 282,600	$116,163 68,400 80,000	$48,725 41,642 43,715

*	Primarily represents the aggregate amounts of Company contributions to defined contribution plans on behalf of the named individual.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings, a Delaware corporation having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100% of the Company’s issued and outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 14 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which contains a description of certain related party transactions, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are:

	For the Year Ended December 31,
	2004	2003
	(Dollars in Thousands)
Audit fees	$848	$912
Audit-related fees	8	213
Tax fees	189	213
All other fees	2	2

	$1,047	$1,340

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
a)	1. Financial Statements -
	Consolidated statement of income for each of the three years in the period ended December 31, 2004	23
	Consolidated balance sheet - December 31, 2004 and 2003	24
	Consolidated statement of stockholder’s equity for each of the three years in the period ended December 31, 2004	25
	Consolidated statement of cash flows for each of the three years in the period ended December 31, 2004	26
	Notes to consolidated financial statements	27

	2. Schedules

	The following consolidated financial schedule of Union Tank Car Company is included in response to Item 15(a).

	II – Valuation and qualifying accounts	57

	All other financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

	3. Index to Exhibits	58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNION TANK CAR COMPANY (Registrant)

By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President

Dated: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kenneth P. Fischl Kenneth P. Fischl	President and Director (principal executive officer)	March 28, 2005

/s/ Mark J. Garrette Mark J. Garrette	Vice President (principal financial officer and principal accounting officer)	March 28, 2005

/s/ John D. Nichols John D. Nichols	Director	March 28, 2005

/s/ Robert W. Webb Robert W. Webb	Director, General Counsel and Secretary	March 28, 2005

UNION TANK CAR COMPANY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at Beginning of Period	Additions Charged to			Deductions		Balance at End of Period
		Costs and Expenses	Other
Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,647	$1,808	$244	(1)	$2,761	(2)	$10,938

Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,151	$4,338	$132	(1)	$3,974	(3)	$11,647

Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$9,613	$2,787	$23	(1)	$1,272	(2)	$11,151

(1)	Foreign currency translation loss.
(2)	Amount determined not to be collectible, net of recoveries.
(3)	Amounts determined not to be collectible, net of recoveries. Amount also includes a reduction in the reserve from the divestiture of a subsidiary of $143.

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