Form 10-Q
period 2005-03-31
UNION TANK CAR CO
filed 2005-05-13
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Services (leasing and other)	$185,115	$183,779
Net sales	215,592	164,387

	400,707	348,166
Other income, net	3,025	2,569

	403,732	350,735

Costs and expenses
Cost of services	107,620	117,705
Cost of sales	179,624	133,009
General and administrative	39,490	35,476
Interest	19,619	16,777

	346,353	302,967

Income before income taxes	57,379	47,768

Provision for income taxes	21,528	19,311

Net income	35,851	28,457

Other comprehensive loss
Unrealized losses on securities, net of tax	(822)	—

Comprehensive income	$35,029	$28,457

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and cash equivalents	$122,926	$98,336
Short-term investments	—	45,429
Available-for-sale securities	232,047	244,896
Accounts receivable, primarily due within one year	175,918	172,689
Accounts and notes receivable, affiliates	44,597	43,626
Inventories, net of LIFO reserves of $80,145 ($74,379 at December 31, 2004)	168,909	146,944
Prepaid expenses and deferred charges	14,348	13,292
Advances to parent company, principally at LIBOR plus 1%	48,540	150,246
Railcar lease fleet, net	1,918,876	1,804,350
Intermodal tank container lease fleet, net	327,173	323,601
Other fixed assets, net	203,316	198,986
Other assets	35,154	35,422

Total assets	$3,291,804	$3,277,817

Liabilities and Stockholder’s Equity

Accounts payable	$90,555	$74,606
Accrued liabilities	263,872	265,480
Borrowed debt, including $64,642 due within one year ($34,147 at December 31, 2004)	1,157,696	1,167,251

	1,512,123	1,507,337

Deferred income taxes and investment tax credits	593,739	596,126
Minority interest	98,914	97,355

Stockholder’s equity
Common stock and additional capital	265,061	265,061
Retained earnings	823,190	812,339
Unrealized losses on available-for-sale securities, net	(1,223)	(401)

Total stockholder’s equity	1,087,028	1,076,999

Total liabilities and stockholder’s equity	$3,291,804	$3,277,817

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$35,851	$28,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,083	39,797
Deferred taxes	(1,605)	(1,438)
Gain on disposition of lease fleet and other fixed assets	(2,809)	(2,452)
Other non-cash income and expenses	2,383	2,120
Changes in assets and liabilities:
Accounts receivable	(5,056)	(21,073)
Inventories	(22,095)	(2,690)
Prepaid expenses and deferred charges	(1,132)	1,188
Accounts payable and accrued expenses	15,060	(10,962)

Net cash provided by operating activities	62,680	32,947

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(168,199)	(77,100)
Decrease in short-term investments	45,429	62,606
Decrease in available-for-sale securities	11,586	—
Decrease in advance to parent	103,091	19,368
Increase in other assets	(215)	(183)
Proceeds from disposals of lease fleet and other fixed assets	5,043	7,883

Net cash (used in) provided by investing activities	(3,265)	12,574

Cash flows from financing activities:
Principal payments of borrowed debt	(9,555)	(24,325)
Cash dividends	(25,000)	(20,000)

Net cash used in financing activities	(34,555)	(44,325)
Effect of exchange rates on cash and cash equivalents	(270)	(1,152)

Net increase in cash and cash equivalents	24,590	44
Cash and cash equivalents at beginning of year	98,336	56,197

Cash and cash equivalents at end of period	$122,926	$56,241

Cash paid during the period for:
Interest (net of amount capitalized)	$17,342	$13,978
Income taxes	14,263	21,189

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	UNION TANK CAR COMPANY (the “Company”) is a wholly-owned subsidiary of Marmon Holdings, Inc. (“Holdings”), all of the stock of which is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.	The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2004 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The 2005 interim results presented herein are not necessarily indicative of the results of operations for the full year 2005.

3.	As more fully described in the Company’s 2004 Annual Report on Form 10-K, under an arrangement with Holdings, the Company is included in the consolidated federal income tax return of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the group.

4.	The Company and its subsidiaries have been named as defendants in a number of lawsuits, and certain claims are pending. The Company has accrued what it reasonably expects to pay in resolution of these matters and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.	Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the three months ended March 31, 2005 and 2004, the Company’s parent absorbed gains of $168 and $325, respectively.

6.	The Company’s short-term investments consist of commercial paper with original maturities between four and six months. No such investments were held at March 31, 2005.

7.	The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at March 31, 2005 and December 31, 2004.

8. Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly-owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Effective January 1, 2005, the Company’s tank car manufacturing business was transferred from Union Tank Car Company to UTLX Manufacturing, Inc., a new wholly-owned subsidiary of the Company which is now included in Other Subsidiaries.

Condensed consolidating statements of income for the three months ended March 31, 2005 and 2004 are as follows:

Three Months Ended March 31, 2005

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$125,964	$4,780	$75,250	$(20,879)	$185,115
Net sales	—	—	285,826	(70,234)	215,592

	125,964	4,780	361,076	(91,113)	400,707
Other income, net	24,820	657	220	(22,672)	3,025

	150,784	5,437	361,296	(113,785)	403,732

Costs and expenses
Cost of services	79,502	5,643	43,354	(20,879)	107,620
Cost of sales	(8)	—	245,089	(65,457)	179,624
General and administrative	12,271	537	27,258	(576)	39,490
Interest	15,341	566	3,712	—	19,619

	107,106	6,746	319,413	(86,912)	346,353

Income before income taxes	43,678	(1,309)	41,883	(26,873)	57,379
Provision for income taxes	7,827	(381)	15,482	(1,400)	21,528

Net income	$35,851	$(928)	$26,401	$(25,473)	$35,851

Three Months Ended March 31, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$117,669	$5,594	$78,725	$(18,209)	$183,779
Net sales	6,527	189	161,088	(3,417)	164,387

	124,196	5,783	239,813	(21,626)	348,166
Other income, net	19,542	668	815	(18,456)	2,569

	143,738	6,451	240,628	(40,082)	350,735

Costs and expenses
Cost of services	78,035	6,789	51,090	(18,209)	117,705
Cost of sales	6,400	107	129,919	(3,417)	133,009
General and administrative	9,553	1,251	24,672	—	35,476
Interest	12,747	596	3,434	—	16,777

	106,735	8,743	209,115	(21,626)	302,967

Income before income taxes	37,003	(2,292)	31,513	(18,456)	47,768
Provision for income taxes	8,546	(592)	11,357	—	19,311

Net income	$28,457	$(1,700)	$20,156	$(18,456)	$28,457

8. Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004 are as follows:

March 31, 2005

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$33,043	$86,020	$3,863	$—	$122,926
Available-for-sale securities	231,132	—	915	—	232,047
Accounts receivable	40,832	1,693	211,071	(77,678)	175,918
Accounts and notes receivable, affiliates	—	915	43,682	—	44,597
Inventories, net	11,703	1,778	155,428	—	168,909
Prepaid expenses and deferred charges	4,070	285	9,993	—	14,348
Advances (from) to parent	(209,467)	(80,397)	340,898	(2,494)	48,540
Railcar lease fleet, net	1,679,945	31,128	208,864	(1,061)	1,918,876
Intermodal tank container lease fleet, net	—	—	327,173	—	327,173
Other fixed assets, net	42,795	14,859	145,662	—	203,316
Investment in subsidiaries	889,236	75,455	86,083	(1,050,774)	—
Other assets	—	3,089	32,065	—	35,154

Total assets	$2,723,289	$134,825	$1,565,697	$(1,132,007)	$3,291,804

Liabilities and Stockholder’s Equity

Accounts payable	$62,453	$15,912	$89,452	$(77,262)	$90,555
Accrued liabilities	162,363	3,874	95,635	2,000	263,872
Borrowed debt	1,001,089	18,479	138,128	—	1,157,696

	1,225,905	38,265	323,215	(75,262)	1,512,123

Deferred income taxes and investment tax credits	445,559	22,642	125,538	—	593,739
Minority interest	—	—	98,914	—	98,914

Stockholder’s equity
Common stock and additional capital	358,475	13,345	358,862	(465,621)	265,061
Retained earnings	701,768	61,270	651,372	(591,220)	823,190
Unrealized losses on available-for-sale securities, net	(1,218)	—	(5)	—	(1,223)
Equity adjustment from foreign currency translation	(7,200)	(697)	7,801	96	—

Total stockholder’s equity	1,051,825	73,918	1,018,030	(1,056,745)	1,087,028

Total liabilities and stockholder’s equity	$2,723,289	$134,825	$1,565,697	$(1,132,007)	$3,291,804

8. Consolidating Financial Information (Continued)

December 31, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$61,663	$33,123	$3,550	$—	$98,336
Short-term investments	—	45,429	—	—	45,429
Available-for-sale securities	243,986	—	910	—	244,896
Accounts receivable	39,971	2,668	193,962	(63,912)	172,689
Accounts and notes receivable, affiliates	—	—	43,626	—	43,626
Inventories, net	44,780	1,924	100,240	—	146,944
Prepaid expenses and deferred charges	4,592	2,840	5,860	—	13,292
Advances (from) to parent	(122,196)	(73,143)	345,133	452	150,246
Railcar lease fleet, net	1,557,425	31,661	215,995	(731)	1,804,350
Intermodal tank container lease fleet, net	—	—	323,601	—	323,601
Other fixed assets, net	90,524	15,303	93,159	—	198,986
Investment in subsidiaries	813,631	75,455	77,512	(966,598)	—
Other assets	13	3,792	31,617	—	35,422

Total assets	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

Liabilities and Stockholder’s Equity

Accounts payable	$55,474	$17,132	$65,589	$(63,589)	$74,606
Accrued liabilities	185,005	5,505	72,403	2,567	265,480
Borrowed debt	1,010,625	18,479	138,147	—	1,167,251

	1,251,104	41,116	276,139	(61,022)	1,507,337

Deferred income taxes and investment tax credits	442,416	23,453	130,257	—	596,126
Minority interest	—	—	97,355	—	97,355

Stockholder’s equity
Common stock and additional capital	358,475	13,345	358,799	(465,558)	265,061
Retained earnings	691,547	61,830	563,267	(504,305)	812,339
Unrealized losses on available-for-sale securities, net	(399)	—	(2)	—	(401)
Equity adjustment from foreign currency translation	(8,754)	(692)	9,350	96	—

Total stockholder’s equity	1,040,869	74,483	931,414	(969,767)	1,076,999

Total liabilities and stockholder’s equity	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

8. Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2004 are as follows:

Three Months Ended March 31, 2005

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$49,252	$(27)	$12,857	$598	$62,680

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(146,202)	(180)	(21,219)	(598)	(168,199)
Decrease in short-term investments	—	45,429	—	—	45,429
Decrease (increase) in available-for-sale securities	11,594	—	(8)	—	11,586
Decrease in advance to parent	88,657	7,254	7,180	—	103,091
Decrease (increase) in other assets	—	678	(893)	—	(215)
Proceeds from disposals of lease fleet and other fixed assets	2,615	13	2,415	—	5,043

Net cash (used in) provided by investing activities	(43,336)	53,194	(12,525)	(598)	(3,265)
Cash flows from financing activities:
Principal payments of borrowed debt	(9,536)	—	(19)	—	(9,555)
Cash dividends	(25,000)	—	—	—	(25,000)

Net cash used in financing activities	(34,536)	—	(19)	—	(34,555)
Effect of exchange rates on cash and cash equivalents	—	(270)	—	—	(270)

Net (decrease) increase in cash and cash equivalents	(28,620)	52,897	313	—	24,590
Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of period	$33,043	$86,020	$3,863	$—	$122,926

8. Consolidating Financial Information (Continued)

Three Months Ended March 31, 2004

	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$1,112	$3,067	$28,768	$—	$32,947

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(58,753)	(318)	(18,029)	—	(77,100)
Decrease in short-term investments	—	62,606	—	—	62,606
Decrease (increase) in advance to parent	98,002	(39,685)	41,341	(80,290)	19,368
Increase in other assets	—	—	(183)	—	(183)
Proceeds from disposals of lease fleet and other fixed assets	3,931	16	3,936	—	7,883

Net cash provided by (used in) investing activities	43,180	22,619	27,065	(80,290)	12,574

Cash flows from financing activities:
Principal payments of borrowed debt	(24,285)	—	(40)	—	(24,325)
Cash dividends	(20,000)	(25,115)	(55,175)	80,290	(20,000)

Net cash (used in) provided by financing activities	(44,285)	(25,115)	(55,215)	80,290	(44,325)
Effect of exchange rates on cash and cash equivalents	—	(1,156)	4	—	(1,152)

Net increase (decrease) in cash and cash equivalents	7	(585)	622	—	44
Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of period	$89	$48,174	$7,978	$—	$56,241

9. Segment Information

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended March 31, 2005
Services revenue	$142.0	$2.1	$25.2	$15.8	$185.1
Net sales revenue	14.9	168.2	—	32.5	215.6
Income before income taxes	30.4	12.8	5.1	9.1	57.4

Three months ended March 31, 2004
Services revenue	$135.7	$1.9	$23.4	$22.8	$183.8
Net sales revenue	6.5	125.6	—	32.3	164.4
Income before income taxes	28.6	9.4	3.5	6.3	47.8

10.	The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $3.0 million until June 2007, and several standby letters of credit totaling $17.9 million.

Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Balance, beginning of year	$1,687	$602
Warranties issued	83	86
Settlements	(106)	(82)

Balance, end of period	$1,664	$606

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

11.	On April 29, 2005, the Company sold its sulfur-based fertilizer business, which operated in the United States and Canada, for a sale price of approximately $9.0 million, which amount is subject to certain post-closing adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2004 Annual Report on Form 10-K filed with the SEC in March 2005.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2005 may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “will”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, unanticipated changes in the markets served by the Company (such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries), acts of terrorism, interest rate trends, cost of capital requirements, competition from other companies, changes in operating expenses, changes in prices and availability of key raw materials, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws).

Results of Operations

1st Quarter 2005 versus 1st Quarter 2004

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization. First quarter revenues and gross profit from services were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$185,115	$183,779	$1,336
Cost of services	107,620	117,705	(10,085)

Gross profit from services	$77,495	$66,074	$11,421

Services revenue in the first quarter of 2005 increased over the first quarter of 2004 primarily due to a $6.2 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions), a $1.8 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), and $1.0 million higher revenue in the contract rail switching business, which more than offset an $8.0 million decline in revenues from exiting low-margin transportation and terminaling activity related to sulphur processing.

Gross profit on services revenue in the first quarter of 2005 increased from the first quarter of 2004 primarily due to an $8.2 million improvement in railcar leasing (improved utilization rates, lower external lease expense due to exercising purchase options on leveraged leases, and equipment additions), and a $2.3 million increase in the tank container leasing business (improved utilization rates and equipment additions).

Average utilization of the Company’s railcar fleet was 98% for the first quarter of 2005, compared with 95% for the first quarter of 2004. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue increased primarily due to increased prices for products of the metals distribution business. First quarter revenues and gross profit from sales were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$215,592	$164,387	$51,205
Cost of sales	179,624	133,009	46,615

Gross profit from sales	$35,968	$31,378	$4,590

Sales revenue for the first quarter of 2005 increased from the first quarter of 2004 primarily due to $42.6 million higher sales of metals distribution products (higher prices) and $8.3 million increased sales of manufactured railcars (higher volume and prices).

Gross profit on sales in the first quarter of 2005 improved from the first quarter of 2004 primarily due to a $4.8 million increase for metals distribution products (higher prices).

General and administrative expenses in the first quarter of 2005 were $4.0 million higher than the first quarter of 2004 due to higher activity in the railcar and metals distribution businesses.

Interest expense in the first quarter of 2005 was $2.8 million higher than in the first quarter of 2004 due to the interest expense related to the new financing in 2004 more than offsetting lower interest expense from principal repayments of debt.

Provision for income taxes was $21.5 million in the first quarter of 2005 with an effective tax rate of 37.5%, compared with $19.3 million in the first quarter of 2004 with an effective tax rate of 40.4%. The decrease in tax rate was primarily due to changes to foreign tax liability and the benefits of manufacturing deductions.

Financial Condition and Liquidity

1st Quarter 2005 versus 1st Quarter 2004

Operating activities provided $62.7 million of net cash in the first quarter of 2005, compared with $32.9 million in the first quarter of 2004. These funds, along with collection of funds previously advanced to parent, redemption of short-term investments, and liquidation of available-for-sale securities, were used to finance lease fleet additions, pay dividends to the Company’s stockholder, and service borrowed debt obligations.

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

During the first quarter of 2005, the Company spent $168.2 million for construction and purchase of lease fleet and other fixed assets, compared with $77.1 million in the first quarter of 2004. The increase in capital expenditures is primarily due to a $76.0 million expenditure to exercise purchase options for railcars that were leased pursuant to prior sale-leaseback transactions. (Of this amount $42.4 million was paid on January 2, 2005 with the remaining $33.6 million payable in four installments ending December 31, 2005). The remaining increase in capital expenditures was largely due to increased demand from leasing customers for new railway tank cars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to enter into those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

Decreases in advance to parent, short-term investments and available-for-sale securities combined to provide more than enough cash for first quarter 2005 investing activities. Net cash used in investing activities was $3.3 million in the first quarter of 2005 compared with $12.6 million provided in the first quarter of 2004.

During the first quarter of 2005, the Company’s financing activities included the use of $9.6 million for principal repayments on borrowed debt compared with $24.3 million in the first quarter of 2004. Cash dividends were $25.0 million in the first quarter of 2005 compared with $20.0 million in the first quarter of 2004. Net cash used in financing activities was $34.6 million compared with $44.3 million in 2004.

Management expects future cash to be provided from operating activities, long-term financings, available-for-sale securities, and collection of funds previously advanced to parent will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations. The Company plans to undertake long-term financing in 2005.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to “Business - Environmental Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a description of certain environmental matters.

ITEM 5. Other Information

None.

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: May 13, 2005	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer
and principal accounting officer)