Form 10-Q
period 2005-06-30
UNION TANK CAR CO
filed 2005-08-15
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Services (leasing and other)	$189,826	$182,503	$374,941	$366,282
Net sales	226,638	192,033	442,230	356,420

	416,464	374,536	817,171	722,702

Costs and expenses
Cost of services	108,249	113,485	215,869	231,190
Cost of sales	190,461	152,822	370,085	285,831
General and administrative	35,303	34,607	74,793	70,083
Interest	20,283	17,539	39,902	34,316

	354,296	318,453	700,649	621,420

Other income, net	6,428	3,827	11,012	7,762

Income before income taxes	68,596	59,910	127,534	109,044

Provision for income taxes	27,243	23,588	48,771	42,899

	41,353	36,322	78,763	66,145

Minority interest	1,681	1,341	3,240	2,707

Net income	39,672	34,981	75,523	63,438

Other comprehensive income (loss)

Unrealized gains (loss) on securities, net of tax	294	12	(528)	12

Minimum pension liability, net of tax	(814)	—	(814)	—

Comprehensive income	$39,152	$34,993	$74,181	$63,450

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and cash equivalents	$151,667	$98,336
Short-term investments	7,252	45,429
Available-for-sale securities	257,286	244,896
Accounts receivable, net of allowances of $12,771 ($10,938 at December 31, 2004)	174,094	172,689
Accounts and notes receivable, affiliates	45,014	43,626
Inventories, net of LIFO reserves of $82,847 ($74,379 at December 31, 2004)	143,820	146,944
Prepaid expenses and deferred charges	20,275	13,292
Advances to parent company, principally at LIBOR plus 1%	239,662	150,246
Railcar lease fleet, net	1,970,500	1,804,350
Intermodal tank container lease fleet, net	338,956	323,601
Other fixed assets, net	216,695	198,986
Other assets	34,992	35,422

Total assets	$3,600,213	$3,277,817

Liabilities and Stockholder’s Equity

Accounts payable	$92,638	$74,606
Accrued liabilities	243,700	265,480
Borrowed debt, including $64,982 due within one year ($34,147 at December 31, 2004)	1,459,114	1,167,251

	1,795,452	1,507,337

Deferred income taxes and investment tax credits	604,986	596,126

	2,400,438	2,103,463

Minority interest	100,595	97,355

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	158,372	158,372
Retained earnings	835,862	812,339
Unrealized losses on available-for-sale securities, net	(929)	(401)
Minimum pension liability, net	(814)	—

Total stockholder’s equity	1,099,180	1,076,999

Total liabilities and stockholder’s equity	$3,600,213	$3,277,817

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$75,523	$63,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,399	80,044
Deferred taxes	10,602	7,946
Gain on disposition of lease fleet and other fixed assets	(5,135)	(4,266)
Other non-cash income and expenses	5,196	3,940
Changes in assets and liabilities:
Accounts receivable	(5,360)	(24,912)
Inventories	1,474	(15,390)
Prepaid expenses and deferred charges	(7,202)	(4,252)
Accounts payable and accrued expenses	(3,692)	(3,041)

Net cash provided by operating activities	151,805	103,507

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(292,632)	(146,776)
Decrease in short-term investments	38,177	47,767
Increase in available-for-sale securities	(13,200)	(159,938)
(Increase) decrease in advance to parent	(85,740)	50,716
Increase in other assets	(609)	(362)
Proceeds from disposals of lease fleet and other fixed assets	11,303	15,618
Proceeds from disposition of business	5,059	—

Net cash used in investing activities	(337,642)	(192,975)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	311,000	300,000
Principal payments of borrowed debt	(19,137)	(33,628)
Cash dividends	(52,000)	(44,000)

Net cash provided by financing activities	239,863	222,372

Effect of exchange rates on cash and cash equivalents	(695)	(3,025)

Net increase in cash and cash equivalents	53,331	129,879

Cash and cash equivalents at beginning of year	98,336	56,197

Cash and cash equivalents at end of period	$151,667	$186,076

Cash paid during the period for:
Interest	$38,830	$33,562
Income taxes	27,746	38,732

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	Ownership

UNION TANK CAR COMPANY (the “Company”) is a wholly owned subsidiary of Marmon Holdings, Inc. (“Holdings”). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.	Basis of Presentation

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

The 2005 interim results presented herein are not necessarily indicative of the results of operations for the full year 2005.

3.	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.

Short-Term Investments

Short-term investments consist of commercial paper with original maturities between four and six months.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Finished goods, work-in-process, and raw materials represented approximately 60%, 10%, and 30% of net inventories at June 30, 2005 and December 31, 2004, respectively. The Company uses the LIFO costing method for approximately 70% of its total gross inventories at June 30, 2005 and December 31, 2004, respectively.

Foreign Currency Translation

Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the six months ended June 30, 2005 and 2004, the Company’s parent absorbed gains of $462 and $3, respectively.

3.	Significant Accounting Policies (Continued)

Lease Fleet and Other Fixed Assets

	June 30, 2005	December 31, 2004
Railcar lease fleet
Gross cost	$3,612,652	$3,413,293
Less accumulated depreciation	(1,642,152)	(1,608,943)

	$1,970,500	$1,804,350

Intermodal tank container lease fleet
Gross cost	$446,289	$419,304
Less accumulated depreciation	(107,333)	(95,703)

	$338,956	$323,601

Other fixed assets
Gross cost	$589,822	$571,346
Less accumulated depreciation	(373,127)	(372,360)

	$216,695	$198,986

Derivative Financial Instruments

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at June 30, 2005 and December 31, 2004.

Legal Matters

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

4.	Available-for-Sale Securities

At June 30, 2005 and December 31, 2004, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

June 30, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Corporate Securities	$258,710	$—	$(1,424)	$257,286

December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Corporate Securities	$245,510	$—	$(614)	$244,896

The gross unrealized holding losses, less related taxes ($495 and $213 at June 30, 2005 and December 31, 2004, respectively) have been reported as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet.

5.	Segment Information

The principal activity of the Company’s primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company, as described previously, plus corporate headquarters items, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended June 30, 2005
Services revenue	$146.4	$2.2	$25.6	$15.6	$189.8
Net sales revenue	16.1	175.1	—	35.4	226.6
Income before income taxes	29.0	18.9	5.8	14.9	68.6

Three months ended June 30, 2004
Services revenue	$135.8	$2.3	$23.7	$20.7	$182.5
Net sales revenue	9.1	146.2	—	36.7	192.0
Income before income taxes	32.8	13.9	3.5	9.7	59.9

Six months ended June 30, 2005
Services revenue	$288.4	$4.3	$50.8	$31.4	$374.9
Net sales revenue	31.0	343.3	—	67.9	442.2
Income before income taxes	59.4	31.7	10.9	25.5	127.5

Six months ended June 30, 2004
Services revenue	$271.5	$4.2	$47.1	$43.5	$366.3
Net sales revenue	15.6	271.8	—	69.0	356.4
Income before income taxes	61.4	23.3	7.0	17.3	109.0

6.	Borrowed Debt

In June 2005, the Company issued $311.0 million principal amount of unsecured Senior Notes. Interest on the notes is payable semiannually on May 15 and November 15, commencing November 15, 2005 at the rate of 4.71% per annum. Principal is payable annually commencing on May 15, 2010 and continuing until maturity on May 15, 2020.

7.	Commitments and Contingencies

The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $1.9 million until August 2008, and several standby letters of credit totaling $20.5 million.

The Company’s Canadian subsidiaries have approximately $11.0 million of credit lines available on a no-fee basis. No amounts were outstanding as of June 30, 2005.

Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Balance, beginning of year	$1,687	$602
Net warranties issued	(30)	438
Settlements	(419)	(145)

Balance, end of period	$1,238	$895

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

8.	Disposition of Business

On April 29, 2005, the Company sold its sulfur-based fertilizer business, which operated in the United States and Canada, for a sale price of approximately $8.4 million, which amount is subject to certain post-closing adjustments. As of June 30, 2005, $5.1 million has been received.

9.	Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly owned subsidiary of the Company, has issued three separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

9.	Consolidating Financial Information (Continued)

Effective January 1, 2005, the Company’s tank car manufacturing business was transferred from Union Tank Car Company to UTLX Manufacturing, Inc., a new wholly owned subsidiary of the Company, and is now included in Other Subsidiaries.

Condensed consolidating statements of income for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$128,725	$5,295	$73,484	$(17,678)	$189,826
Net sales	—	—	311,501	(84,863)	226,638

	128,725	5,295	384,985	(102,541)	416,464

Costs and expenses
Cost of services	80,044	2,204	43,679	(17,678)	108,249
Cost of sales	(778)	—	271,640	(80,401)	190,461
General and administrative	9,999	613	26,060	(1,369)	35,303
Interest	15,942	554	3,787	—	20,283

	105,207	3,371	345,166	(99,448)	354,296

Other income, net	26,739	1,520	828	(22,659)	6,428

Income before income taxes	50,257	3,444	40,647	(25,752)	68,596
Provision for income taxes	10,585	1,232	14,868	558	27,243

	39,672	2,212	25,779	(26,310)	41,353
Minority interest	—	—	1,681	—	1,681

Net income	$39,672	$2,212	$24,098	$(26,310)	$39,672

	Three Months Ended June 30, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$118,513	$5,299	$76,748	$(18,057)	$182,503
Net sales	9,090	255	185,589	(2,901)	192,033

	127,603	5,554	262,337	(20,958)	374,536

Costs and expenses
Cost of services	77,527	5,210	48,805	(18,057)	113,485
Cost of sales	8,189	224	147,310	(2,901)	152,822
General and administrative	9,027	544	25,036	—	34,607
Interest	13,370	585	3,584	—	17,539

	108,113	6,563	224,735	(20,958)	318,453

Other income, net	25,558	221	1,553	(23,505)	3,827

Income before income taxes	45,048	(788)	39,155	(23,505)	59,910
Provision for income taxes	10,067	(1,222)	14,743	—	23,588

	34,981	434	24,412	(23,505)	36,322
Minority interest	—	—	1,341	—	1,341

Net income	$34,981	$434	$23,071	$(23,505)	$34,981

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$254,689	$10,075	$148,734	$(38,557)	$374,941
Net sales	—	—	597,327	(155,097)	442,230

	254,689	10,075	746,061	(193,654)	817,171

Costs and expenses
Cost of services	159,546	7,847	87,033	(38,557)	215,869
Cost of sales	(786)	—	516,729	(145,858)	370,085
General and administrative	22,270	1,150	53,318	(1,945)	74,793
Interest	31,283	1,120	7,499	—	39,902

	212,313	10,117	664,579	(186,360)	700,649
Other income, net	51,559	2,177	2,607	(45,331)	11,012

Income before income taxes	93,935	2,135	84,089	(52,625)	127,534
Provision for income taxes	18,412	851	30,350	(842)	48,771

	75,523	1,284	53,739	(51,783)	78,763
Minority interest	—	—	3,240	—	3,240

Net income	$75,523	$1,284	$50,499	$(51,783)	$75,523

	Six Months Ended June 30, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$236,182	$10,893	$155,473	$(36,266)	$366,282
Net sales	15,617	444	346,677	(6,318)	356,420

	251,799	11,337	502,150	(42,584)	722,702

Costs and expenses
Cost of services	155,562	11,999	99,895	(36,266)	231,190
Cost of sales	14,589	331	277,229	(6,318)	285,831
General and administrative	18,580	1,795	49,708	—	70,083
Interest	26,117	1,181	7,018	—	34,316

	214,848	15,306	433,850	(42,584)	621,420

Other income, net	45,100	889	3,734	(41,961)	7,762

Income before income taxes	82,051	(3,080)	72,034	(41,961)	109,044
Provision for income taxes	18,613	(1,814)	26,100	—	42,899

	63,438	(1,266)	45,934	(41,961)	66,145
Minority interest	—	—	2,707	—	2,707

Net income	$63,438	$(1,266)	$43,227	$(41,961)	$63,438

9.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$52,022	$96,486	$3,159	$—	$151,667
Short-term investments	—	7,252	—	—	7,252
Available-for-sale securities	256,372	—	914	—	257,286
Accounts receivable	37,858	2,310	206,143	(72,217)	174,094
Accounts and notes receivable, affiliates	—	1,277	43,737	—	45,014
Inventories, net	10,982	1,890	130,948	—	143,820
Prepaid expenses and deferred charges	5,728	926	13,621	—	20,275
Advances (from) to parent	(21,011)	(96,460)	366,446	(9,313)	239,662
Railcar lease fleet, net	1,738,771	30,451	201,823	(545)	1,970,500
Intermodal tank container lease fleet, net	—	—	338,956	—	338,956
Other fixed assets, net	42,551	14,541	159,603	—	216,695
Investment in subsidiaries	909,478	75,455	86,084	(1,071,017)	—
Other assets	(1)	3,014	31,979	—	34,992

Total assets	$3,032,750	$137,142	$1,583,413	$(1,153,092)	$3,600,213

Liabilities and Stockholder’s Equity

Accounts payable	$57,148	$17,466	$89,880	$(71,856)	$92,638
Accrued liabilities	153,495	2,684	87,535	(14)	243,700
Borrowed debt	1,303,573	17,419	138,122	—	1,459,114

	1,514,216	37,569	315,537	(71,870)	1,795,452

Deferred income taxes and investment tax credits	451,974	23,450	127,701	1,861	604,986

	1,966,190	61,019	443,238	(70,009)	2,400,438

Minority interest	—	—	100,595	—	100,595

Stockholder’s equity
Common stock	106,689	6,331	79,044	(85,375)	106,689
Additional capital	251,786	7,014	279,818	(380,246)	158,372
Retained earnings	714,440	63,482	675,498	(617,558)	835,862
Unrealized losses on available-for-sale securities, net	(924)	—	(5)	—	(929)
Minimum pension liability, net	(814)	—	—	—	(814)
Equity adjustment from foreign currency translation	(4,617)	(704)	5,225	96	—

Total stockholder’s equity	1,066,560	76,123	1,039,580	(1,083,083)	1,099,180

Total liabilities and stockholder’s equity	$3,032,750	$137,142	$1,583,413	$(1,153,092)	$3,600,213

9.	Consolidating Financial Information (Continued)

	December 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$61,663	$33,123	$3,550	$—	$98,336
Short-term investments	—	45,429	—	—	45,429
Available-for-sale securities	243,986	—	910	—	244,896
Accounts receivable	39,971	2,668	193,962	(63,912)	172,689
Accounts and notes receivable, affiliates	—	—	43,626	—	43,626
Inventories, net	44,780	1,924	100,240	—	146,944
Prepaid expenses and deferred charges	4,592	2,840	5,860	—	13,292
Advances (from) to parent	(122,196)	(73,143)	345,133	452	150,246
Railcar lease fleet, net	1,557,425	31,661	215,995	(731)	1,804,350
Intermodal tank container lease fleet, net	—	—	323,601	—	323,601
Other fixed assets, net	90,524	15,303	93,159	—	198,986
Investment in subsidiaries	813,631	75,455	77,512	(966,598)	—
Other assets	13	3,792	31,617	—	35,422

Total assets	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

Liabilities and Stockholder’s Equity

Accounts payable	$55,474	$17,132	$65,589	$(63,589)	$74,606
Accrued liabilities	185,005	5,505	72,403	2,567	265,480
Borrowed debt	1,010,625	18,479	138,147	—	1,167,251

	1,251,104	41,116	276,139	(61,022)	1,507,337

Deferred income taxes and investment tax credits	442,416	23,453	130,257	—	596,126

	1,693,520	64,569	406,396	(61,022)	2,103,463

Minority interest	—	—	97,355	—	97,355

Stockholder’s equity
Common stock	106,689	6,331	78,981	(85,312)	106,689
Additional capital	251,786	7,014	279,818	(380,246)	158,372
Retained earnings	691,547	61,830	563,267	(504,305)	812,339
Unrealized losses on available-for-sale securities, net	(399)	—	(2)	—	(401)
Equity adjustment from foreign currency translation	(8,754)	(692)	9,350	96	—

Total stockholder’s equity	1,040,869	74,483	931,414	(969,767)	1,076,999

Total liabilities and stockholder’s equity	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$85,347	$3,409	$62,971	$78	$151,805

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(230,553)	(518)	(61,483)	(78)	(292,632)
Decrease in short-term investments	—	38,177	—	—	38,177
Increase in available-for-sale securities	(13,193)	—	(7)	—	(13,200)
(Increase) decrease in advance to parent	(97,509)	23,317	(11,548)	—	(85,740)
Decrease (increase) in other assets	—	736	(1,345)	—	(609)
Proceeds from disposals of lease fleet and other fixed assets	5,319	(3)	5,987	—	11,303
Proceeds from disposition of business	—	—	5,059	—	5,059

Net cash (used in) provided by investing activities	(335,936)	61,709	(63,337)	(78)	(337,642)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	311,000	—	—	—	311,000
Principal payments of borrowed debt	(18,052)	(1,060)	(25)	—	(19,137)
Cash dividends	(52,000)	—	—	—	(52,000)

Net cash provided by (used in) financing activities	240,948	(1,060)	(25)	—	239,863

Effect of exchange rates on cash and cash equivalents	—	(695)	—	—	(695)

Net (decrease) increase in cash and cash equivalents	(9,641)	63,363	(391)	—	53,331

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of period	$52,022	$96,486	$3,159	$—	$151,667

9.	Consolidating Financial Information (Continued)

	Six Months Ended June 30, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$40,500	$3,231	$59,776	$—	$103,507

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(108,110)	(645)	(38,021)	—	(146,776)
Decrease in short-term investments	—	47,767	—	—	47,767
Increase in available-for-sale securities	(159,093)	—	(845)	—	(159,938)
Decrease (increase) in advance to parent	139,293	(31,135)	22,848	(80,290)	50,716
Increase in other assets	—	—	(362)	—	(362)
Proceeds from disposals of lease fleet and other fixed assets	7,486	100	8,032	—	15,618

Net cash (used in) provided by investing activities	(120,424)	16,087	(8,348)	(80,290)	(192,975)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	—	—	—	300,000
Principal payments of borrowed debt	(32,488)	(1,060)	(80)	—	(33,628)
Cash dividends	(44,000)	(25,115)	(55,175)	80,290	(44,000)

Net cash provided by (used in) financing activities	223,512	(26,175)	(55,255)	80,290	222,372

Effect of exchange rates on cash and cash equivalents	—	(3,033)	8	—	(3,025)

Net increase (decrease) in cash and cash equivalents	143,588	(9,890)	(3,819)	—	129,879

Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of period	$143,670	$38,869	$3,537	$—	$186,076

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2004 Annual Report on Form 10-K filed with the SEC in March 2005.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2005 may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “will”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, unanticipated changes in the markets served by the Company (such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries), acts of terrorism, interest rate trends, cost of capital requirements, competition from other companies, changes in operating expenses, changes in prices and availability of key raw materials, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws).

Results of Operations

2nd Quarter 2005 versus 2nd Quarter 2004

Performance of the equipment leasing businesses improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization. Second quarter revenues and gross profit from services were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$189,826	$182,503	$7,323
Cost of services	108,249	113,485	(5,236)

Gross profit from services	$81,577	$69,018	$12,559
Gross margin %	43%	38%

Services revenue in the second quarter of 2005 increased over the second quarter of 2004 primarily due to a $10.7 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions) and a $1.9 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), which more than offset a $5.6 million decrease in revenues primarily due to eliminating low-margin transportation and terminaling activity related to sulphur processing.

Gross profit on services revenue in the second quarter of 2005 increased from the second quarter of 2004 primarily due to a $7.9 million improvement for railcar leasing (improved utilization rates, lower external lease expense due to exercising purchase options on leveraged leases, and equipment additions), a $3.0 million increase for the intermodal tank container leasing business (improved utilization rates and equipment additions), and a $1.1 million increase for sulphur processing operations (higher prices and volumes).

Average utilization of the Company’s railcar fleet was 98% for the second quarter of 2005, compared with 96% for the second quarter of 2004. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue increased primarily due to increased prices and volume for products of the metals distribution business. Second quarter revenues and gross profit from sales were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$226,638	$192,033	$34,605
Cost of sales	190,461	152,822	37,639

Gross profit from sales	$36,177	$39,211	$(3,034)
Gross margin %	16%	20%

Sales revenue for the second quarter of 2005 increased from the second quarter of 2004 primarily due to $28.8 million higher sales of metals distribution products (higher prices and volume), $7.1 million increased sales of manufactured railcars (higher volume and prices), $4.1 million higher sales of containment vessel heads (higher volume and prices), $1.4 million higher sales of mobile railcar moving vehicles (higher volume), and $1.4 million higher sales of light rail transit components, more than offsetting $4.8 million lower sales of fasteners (transferred to an affiliate of Holdings in December, 2004), and $2.7 million lower sales of sulphur-based fertilizer (business sold in April, 2005).

Gross profit on sales in the second quarter of 2005 decreased from the second quarter of 2004 primarily due to a $8.2 million decrease for manufactured railcars (higher material cost), a $1.3 million decrease for sulphur-based fertilizer (business sold in April, 2005), a $1.2 million decrease for fasteners (transferred to an affiliate of Holdings in December, 2004), partially offset by a $4.2 million increase for metals distribution products (higher prices partially offset by higher costs) and a $1.2 million increase for containment vessel heads (higher volume and prices).

General and administrative expenses in the second quarter of 2005 were $0.7 million higher than the second quarter of 2004 due to higher costs in the railcar and intermodal tank container leasing businesses.

Interest expense in the second quarter of 2005 was $2.7 million higher than in the second quarter of 2004 due to the interest expense related to new financing in 2004 and 2005 more than offsetting lower interest expense from principal repayments of debt.

Other income in the second quarter of 2005 was $2.6 million higher than in the second quarter of 2004 due in part to $1.2 million higher interest income.

Provision for income taxes was $27.2 million in the second quarter of 2005 with an effective tax rate of 39.7%, compared with $23.6 million in the second quarter of 2004 with an effective tax rate of 39.4%.

Six Months 2005 versus Six Months 2004

Performance of the equipment leasing businesses improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization. First six months revenues and gross profit from services were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$374,941	$366,282	$8,659
Cost of services	215,869	231,190	(15,321)

Gross profit from services	$159,072	$135,092	$23,980
Gross margin %	42%	37%

Services revenue in the first six months of 2005 increased over the first six months of 2004 primarily due to a $17.0 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions), a $3.7 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), and $1.9 million higher revenue in the contract rail switching business, which more than offset a $13.6 million decrease in revenues from eliminating low-margin transportation and terminaling activity related to sulphur processing.

Gross profit on services revenue in the first six months of 2005 increased from the first six months of 2004 primarily due to a $16.1 million improvement for railcar leasing (improved utilization rates, lower external lease expense due to exercising purchase options on leveraged leases, and equipment additions), a $5.3 million increase for the intermodal tank container leasing business (improved utilization rates and equipment additions) and a $1.6 million increase for sulphur processing operations (higher processing rates and volumes).

Sales revenue increased primarily due to increased prices and volume for products of the metals distribution business. First six months revenues and gross profit from sales were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$442,230	$356,420	$85,810
Cost of sales	370,085	285,831	84,254

Gross profit from sales	$72,145	$70,589	$1,556
Gross margin %	16%	20%

Sales revenue for the first six months of 2005 increased from the first six months of 2004 primarily due to $71.4 million higher sales of metals distribution products (higher prices and volume), $15.4 million increased sales of manufactured railcars (higher volume and prices), $6.3 million higher sales of containment vessel heads (higher volume and prices), $2.9 million higher sales of mobile railcar moving vehicles (higher volume), and $2.3 million higher sales of light rail transit components, more than offsetting $9.0 million lower sales of fasteners (transferred to an affiliate of Holdings in December, 2004), and $3.4 million lower sales of sulphur-based fertilizer (business sold in April, 2005).

Gross profit on sales in the first six months of 2005 increased from the first six months of 2004 primarily due to a $9.0 million increase for metals distribution products (higher prices partially offset by higher costs), a $2.1 million increase for containment vessel heads (higher volume and prices), a $1.0 million increase for mobile railcar moving vehicles, and a $1.0 million increase for light rail transit components, partially offset by a $8.6 million decrease for manufactured railcars (higher material prices), a $2.1 million decrease for fasteners (transferred to an affiliate of Holdings in December, 2004), and a $1.8 million decrease for sulphur-based fertilizer (business sold in April, 2005).

General and administrative expenses in the first six months of 2005 were $4.7 million higher than the first six months of 2004 due to higher costs in the railcar, metals distribution, and intermodal tank container leasing businesses.

Interest expense in the first six months of 2005 was $5.6 million higher than in the first six months of 2004 due to the interest expense related to new financing in 2004 and 2005 more than offsetting lower interest expense from principal repayments of debt.

Other income in the first six months of 2005 was $3.3 million higher than in the first six months of 2004 due in part to $2.3 million higher interest income.

Provision for income taxes was $48.8 million in the first six months of 2005 with an effective tax rate of 38.2%, compared with $42.9 million in the first six months of 2004 with an effective tax rate of 39.3%. The decrease in tax rate was primarily due to adjustment to foreign tax liability and the benefits of manufacturing deductions.

Financial Condition and Liquidity

Six Months 2005 versus Six Months 2004

Operating activities provided $151.8 million of net cash in the first six months of 2005, compared with $103.5 million in the first six months of 2004. These funds, along with proceeds from the issuance of borrowed debt and the redemption of short-term investments, were used to finance additions to the lease fleet and other fixed assets, advance funds to the Company’s parent, pay dividends to the Company’s stockholder, service borrowed debt obligations, and invest in available-for-sale securities.

During the first six months of 2005, the Company spent $292.6 million for construction and purchase of lease fleet and other fixed assets, compared with $146.8 million in the first six months of 2004. The increase in capital expenditures was due to a $76.0 million expenditure to exercise purchase options for railcars related to sale-leaseback transactions, as well as increased demand from leasing customers for new railway tank cars and intermodal tank containers. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business. Net cash used in investing activities was $337.6 million in the first six months of 2005 compared with $193.0 million used in the first six months of 2004.

In June 2005, the Company issued $311.0 million of unsecured Senior Notes. During the first six months of 2005, the Company’s financing activities included the use of $19.1 million for principal repayments on borrowed debt compared with $33.6 million in the first six months of 2004. Cash dividends were $52.0 million in the first six months of 2005 compared with $44.0 million in the first six months of 2004. Net cash provided in financing activities was $239.9 million in the first six months of 2005 compared with $222.4 million in the first six months of 2004.

It is the Company’s policy to pay to its stockholder a quarterly dividend of approximately 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent and bear interest at commercial rates. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by its parent. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

Management expects future cash, provided from operating activities, long-term financings, available-for-sale securities, and collection of funds previously advanced to parent, will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections - A Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets - An Amendment of APB Opinion No. 29”. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchange of similar productive assets and replaces it with a general exception for non-monetary assets that do not have commercial substance. Commercial substance is defined as if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 must be applied prospectively after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included as overhead. SFAS 151 also requires that the allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. SFAS 151 must be applied prospectively beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46, revised, “Consolidation of Variable Interest Entities”. This Interpretion requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. The Company does not have any unconsolidated variable interest entities.

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

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(v) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION TANK CAR COMPANY

REGISTRANT

Dated: August 15, 2005	/s/ Mark J. Garrette
Mark J. Garrette Vice President (principal financial officer and principal accounting officer)