Form 10-Q
period 2005-09-30
UNION TANK CAR CO
filed 2005-11-14
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no voting stock held by non-affiliates of the registrant. The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Services (leasing and other)	$193,708	$188,418	$568,649	$554,700
Net sales	223,468	205,886	665,698	562,306

	417,176	394,304	1,234,347	1,117,006

Costs and expenses
Cost of services	118,651	115,913	334,520	347,103
Cost of sales	177,465	168,756	547,550	454,587
General and administrative	34,346	35,201	109,139	105,284
Interest	22,629	20,564	62,531	54,880

	353,091	340,434	1,053,740	961,854

Other income, net	10,503	10,594	21,515	18,356

Income before income taxes	74,588	64,464	202,122	173,508

Provision for income taxes	28,016	25,176	76,787	68,075

	46,572	39,288	125,335	105,433

Minority interest	1,105	1,343	4,345	4,050

Net income	45,467	37,945	120,990	101,383

Other comprehensive income (losses)
Unrealized (losses) gains on securities, net of tax	(272)	316	(800)	328
Minimum pension liability, net of tax	(39)	—	(853)	—

Comprehensive income	$45,156	$38,261	$119,337	$101,711

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and cash equivalents	$43,252	$98,336
Short-term investments	82,003	45,429
Available-for-sale securities	300,166	244,896
Accounts receivable, net of allowances of $9,543 ($10,938 at December 31, 2004)	181,756	172,689
Accounts and notes receivable, affiliates	45,146	43,626
Inventories, net of LIFO reserves of $79,794 ($74,379 at December 31, 2004)	150,161	146,944
Prepaid expenses and deferred charges	22,110	13,292
Advances to parent company, principally at LIBOR plus 1%	132,378	150,246
Railcar lease fleet, net	2,065,911	1,804,350
Intermodal tank container lease fleet, net	338,816	323,601
Other fixed assets, net	233,590	198,986
Other assets	30,768	35,422

Total assets	$3,626,057	$3,277,817

Liabilities and Stockholder’s Equity

Accounts payable	$94,017	$74,606
Accrued liabilities	244,469	265,480
Borrowed debt, including $83,066 due within one year ($34,147 at December 31, 2004)	1,449,672	1,167,251

	1,788,158	1,507,337

Deferred income taxes and investment tax credits	623,863	596,126

	2,412,021	2,103,463

Minority interest	101,700	97,355

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	158,372	158,372
Retained earnings	849,329	812,339
Unrealized losses on available-for-sale securities, net	(1,201)	(401)
Minimum pension liability, net	(853)	—

Total stockholder’s equity	1,112,336	1,076,999

Total liabilities and stockholder’s equity	$3,626,057	$3,277,817

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$120,990	$101,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,573	120,615
Deferred taxes	26,898	19,969
Gain on disposition of lease fleet and other fixed assets	(5,193)	(9,351)
Other non-cash income and expenses	6,307	6,271
Changes in assets and liabilities:
Accounts receivable	(18,608)	(44,036)
Inventories	2,654	(22,503)
Prepaid expenses and deferred charges	(11,008)	(7,890)
Accounts payable and accrued expenses	(9,511)	12,124

Net cash provided by operating activities	236,102	176,582

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(442,200)	(234,585)
(Increase) decrease in short-term investments	(36,574)	17,159
Increase in available-for-sale securities	(56,493)	(285,528)
Decrease in advance to parent	21,438	94,964
Increase in other assets	(1,527)	(2,480)
Proceeds from disposals of lease fleet and other fixed assets	17,471	24,405
Proceeds from disposition of business	7,274	—

Net cash used in investing activities	(490,611)	(386,065)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	311,000	300,000
Principal payments of borrowed debt	(28,579)	(36,410)
Cash dividends	(84,000)	(71,000)

Net cash provided by financing activities	198,421	192,590

Effect of exchange rates on cash and cash equivalents	1,004	1,383

Decrease in cash and cash equivalents	(55,084)	(15,510)

Cash and cash equivalents at beginning of year	98,336	56,197

Cash and cash equivalents at end of period	$43,252	$40,687

Cash paid during the period for:
Interest	$51,220	$46,698
Income taxes	44,917	52,708

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

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or last-in, first-out (LIFO) methods. Finished goods, work-in-process, and raw materials represented approximately 57%, 9%, and 33% of net inventories at September 30, 2005 and 62%, 8%, and 29% of net inventories at December 31, 2004, respectively. The Company uses the LIFO costing method for approximately 67% and 70% of its total gross inventories at September 30, 2005 and December 31, 2004, respectively.

3.	Significant Accounting Policies (Continued)

Foreign Currency Translation

Foreign currency translation adjustments and transaction gains and losses are borne by the Company’s parent. For the nine months ended September 30, 2005 and 2004, the Company’s parent absorbed losses of $640 and $552, respectively.

Lease Fleet and Other Fixed Assets

	September 30, 2005	December 31, 2004
Railcar lease fleet
Gross cost	$3,745,185	$3,413,293
Less accumulated depreciation	(1,679,274)	(1,608,943)

	$2,065,911	$1,804,350

Intermodal tank container lease fleet
Gross cost	$452,278	$419,304
Less accumulated depreciation	(113,462)	(95,703)

	$338,816	$323,601

Other fixed assets
Gross cost	$615,985	$571,346
Less accumulated depreciation	(382,395)	(372,360)

	$233,590	$198,986

Derivative Financial Instruments

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at September 30, 2005 and December 31, 2004.

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

3.	Significant Accounting Policies (Continued)

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

4.	Segment Information

The principal activity of the Company’s primary industry segment is railcar leasing, services and sales. In addition, the Company has two secondary industry segments as shown in the table below. All other activities of the Company plus corporate headquarters items, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended September 30, 2005
Services revenue	$150.1	$2.3	$26.3	$15.0	$193.7
Net sales revenue	14.6	175.6	—	33.3	223.5
Income before income taxes	29.5	25.4	5.3	14.4	74.6

Three months ended September 30, 2004
Services revenue	$138.6	$2.2	$24.3	$23.3	$188.4
Net sales revenue	12.6	156.3	—	37.0	205.9
Income before income taxes	34.6	15.1	3.5	11.3	64.5

Nine months ended September 30, 2005
Services revenue	$438.5	$6.6	$77.1	$46.4	$568.6
Net sales revenue	45.6	518.9	—	101.2	665.7
Income before income taxes	88.9	57.2	16.2	39.8	202.1

Nine months ended September 30, 2004
Services revenue	$410.1	$6.4	$71.4	$66.8	$554.7
Net sales revenue	28.2	428.1	—	106.0	562.3
Income before income taxes	96.0	38.4	10.5	28.6	173.5

5.	Disposition of Business

On April 29, 2005, the Company sold its sulfur-based fertilizer business, which operated in the United States and Canada, for a sale price of approximately $8.4 million, which amount is subject to certain post-closing adjustments. As of September 30, 2005, $7.3 million has been received.

6.	Available-for-Sale Securities

At September 30, 2005 and December 31, 2004, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

September 30, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Corporate Securities	$302,004	$—	$(1,838)	$300,166

December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Corporate Securities	$245,510	$—	$(614)	$244,896

The gross unrealized holding losses, less related taxes ($637 and $213 at September 30, 2005 and December 31, 2004, respectively) have been reported as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet.

7.	Commitments and Contingencies

The Company has one residual value guarantee totaling $2.1 million until March 2006, several performance guarantees totaling $1.9 million until August 2008, and several standby letters of credit totaling $19.7 million.

The Company’s Canadian subsidiaries have approximately $11.6 million of credit lines available on a no-fee basis. No amounts were outstanding as of September 30, 2005.

Additionally, the Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of year	$1,687	$602
Net warranties issued	71	809
Settlements	(537)	(170)

Balance, end of period	$1,221	$1,241

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

Condensed consolidating statements of income for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$131,590	$5,477	$73,223	$(16,582)	$193,708
Net sales	—	—	304,679	(81,211)	223,468

	131,590	5,477	377,902	(97,793)	417,176
Costs and expenses
Cost of services	86,913	1,906	46,414	(16,582)	118,651
Cost of sales	11	—	249,427	(71,973)	177,465
General and administrative	9,577	610	25,555	(1,396)	34,346
Interest	17,806	536	4,287	—	22,629

	114,307	3,052	325,683	(89,951)	353,091
Other income, net	39,240	289	3,042	(32,068)	10,503

Income before income taxes	56,523	2,714	55,261	(39,910)	74,588
Provision for income taxes	11,056	1,077	20,384	(4,501)	28,016

	45,467	1,637	34,877	(35,409)	46,572
Minority interest	—	—	1,105	—	1,105

Net income	$45,467	$1,637	$33,772	$(35,409)	$45,467

	Three Months Ended September 30, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$121,594	$5,409	$80,058	$(18,643)	$188,418
Net sales	12,624	20	195,364	(2,122)	205,886

	134,218	5,429	275,422	(20,765)	394,304
Costs and expenses
Cost of services	80,032	2,700	51,824	(18,643)	115,913
Cost of sales	12,056	13	158,809	(2,122)	168,756
General and administrative	9,406	829	24,966	—	35,201
Interest	15,988	584	3,992	—	20,564

	117,482	4,126	239,591	(20,765)	340,434
Other income, net	32,580	3,011	3,535	(28,532)	10,594

Income before income taxes	49,316	4,314	39,366	(28,532)	64,464
Provision for income taxes	11,371	954	12,851	—	25,176

	37,945	3,360	26,515	(28,532)	39,288
Minority interest	—	—	1,343	—	1,343

Net income	$37,945	$3,360	$25,172	$(28,532)	$37,945

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$386,279	$15,552	$221,957	$(55,139)	$568,649
Net sales	—	—	902,006	(236,308)	665,698

	386,279	15,552	1,123,963	(291,447)	1,234,347
Costs and expenses
Cost of services	246,459	9,753	133,447	(55,139)	334,520
Cost of sales	(775)	—	766,156	(217,831)	547,550
General and administrative	31,847	1,760	78,873	(3,341)	109,139
Interest	49,089	1,656	11,786	—	62,531

	326,620	13,169	990,262	(276,311)	1,053,740
Other income, net	90,799	2,466	5,649	(77,399)	21,515

Income before income taxes	150,458	4,849	139,350	(92,535)	202,122
Provision for income taxes	29,468	1,928	50,734	(5,343)	76,787

	120,990	2,921	88,616	(87,192)	125,335
Minority interest	—	—	4,345	—	4,345

Net income	$120,990	$2,921	$84,271	$(87,192)	$120,990

	Nine Months Ended September 30, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$357,776	$16,302	$235,531	$(54,909)	$554,700
Net sales	28,241	464	542,041	(8,440)	562,306

	386,017	16,766	777,572	(63,349)	1,117,006
Costs and expenses
Cost of services	235,594	14,699	151,719	(54,909)	347,103
Cost of sales	26,645	344	436,038	(8,440)	454,587
General and administrative	27,986	2,624	74,674	—	105,284
Interest	42,105	1,765	11,010	—	54,880

	332,330	19,432	673,441	(63,349)	961,854
Other income, net	77,680	3,900	7,269	(70,493)	18,356

Income before income taxes	131,367	1,234	111,400	(70,493)	173,508
Provision for income taxes	29,984	(860)	38,951	—	68,075

	101,383	2,094	72,449	(70,493)	105,433
Minority interest	—	—	4,050	—	4,050

Net income	$101,383	$2,094	$68,399	$(70,493)	$101,383

8.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$3,210	$36,396	$3,646	$—	$43,252
Short-term investments	—	82,003	—	—	82,003
Available-for-sale securities	299,115	—	1,051	—	300,166
Accounts receivable	45,415	1,856	205,677	(71,192)	181,756
Accounts and notes receivable, affiliates	—	1,353	43,793	—	45,146
Inventories, net	9,955	1,815	138,463	(72)	150,161
Prepaid expenses and deferred charges	6,240	961	14,909	—	22,110
Advances (from) to parent	(127,800)	(107,303)	382,349	(14,868)	132,378
Railcar lease fleet, net	1,815,334	31,845	220,064	(1,332)	2,065,911
Intermodal tank container lease fleet, net	—	—	338,816	—	338,816
Other fixed assets, net	41,812	15,285	176,493	—	233,590
Investment in subsidiaries	941,642	75,455	86,084	(1,103,181)	—
Other assets	—	1,173	29,595	—	30,768

Total assets	$3,034,923	$140,839	$1,640,940	$(1,190,645)	$3,626,057

Liabilities and Stockholder’s Equity

Accounts payable	$56,669	$16,315	$92,218	$(71,185)	$94,017
Accrued liabilities	151,619	3,867	89,855	(872)	244,469
Borrowed debt	1,294,134	17,419	138,119	—	1,449,672

	1,502,422	37,601	320,192	(72,057)	1,788,158

Deferred income taxes and investment tax credits	459,942	25,369	138,552	—	623,863

	1,962,364	62,970	458,744	(72,057)	2,412,021

Minority interest	—	—	101,700	—	101,700

Stockholder’s equity
Common stock	106,689	6,331	79,044	(85,375)	106,689
Additional capital	251,786	7,014	279,818	(380,246)	158,372
Retained earnings	727,907	65,119	709,270	(652,967)	849,329
Unrealized losses on available-for-sale securities, net	(1,195)	—	(6)	—	(1,201)
Minimum pension liability, net	—	—	(853)	—	(853)
Equity adjustment from foreign currency translation	(12,628)	(595)	13,223	—	—

Total stockholder’s equity	1,072,559	77,869	1,080,496	(1,118,588)	1,112,336

Total liabilities and stockholder’s equity	$3,034,923	$140,839	$1,640,940	$(1,190,645)	$3,626,057

8.	Consolidating Financial Information (Continued)

	December 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$61,663	$33,123	$3,550	$—	$98,336
Short-term investments	—	45,429	—	—	45,429
Available-for-sale securities	243,986	—	910	—	244,896
Accounts receivable	39,971	2,668	193,962	(63,912)	172,689
Accounts and notes receivable, affiliates	—	—	43,626	—	43,626
Inventories, net	44,780	1,924	100,240	—	146,944
Prepaid expenses and deferred charges	4,592	2,840	5,860	—	13,292
Advances (from) to parent	(122,196)	(73,143)	345,133	452	150,246
Railcar lease fleet, net	1,557,425	31,661	215,995	(731)	1,804,350
Intermodal tank container lease fleet, net	—	—	323,601	—	323,601
Other fixed assets, net	90,524	15,303	93,159	—	198,986
Investment in subsidiaries	813,631	75,455	77,512	(966,598)	—
Other assets	13	3,792	31,617	—	35,422

Total assets	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

Liabilities and Stockholder’s Equity

Accounts payable	$55,474	$17,132	$65,589	$(63,589)	$74,606
Accrued liabilities	185,005	5,505	72,403	2,567	265,480
Borrowed debt	1,010,625	18,479	138,147	—	1,167,251

	1,251,104	41,116	276,139	(61,022)	1,507,337

Deferred income taxes and investment tax credits	442,416	23,453	130,257	—	596,126

	1,693,520	64,569	406,396	(61,022)	2,103,463

Minority interest	—	—	97,355	—	97,355

Stockholder’s equity
Common stock	106,689	6,331	78,981	(85,312)	106,689
Additional capital	251,786	7,014	279,818	(380,246)	158,372
Retained earnings	691,547	61,830	563,267	(504,305)	812,339
Unrealized losses on available-for-sale securities, net	(399)	—	(2)	—	(401)
Equity adjustment from foreign currency translation	(8,754)	(692)	9,350	96	—

Total stockholder’s equity	1,040,869	74,483	931,414	(969,767)	1,076,999

Total liabilities and stockholder’s equity	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$114,038	$4,150	$118,537	$(623)	$236,102

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(332,703)	(985)	(109,135)	623	(442,200)
Increase in short-term investments	—	(36,574)	—	—	(36,574)
Increase in available-for-sale securities	(56,349)	—	(144)	—	(56,493)
Decrease (increase) in advance to parent	9,541	34,160	(21,896)	(367)	21,438
Decrease (increase) in other assets	—	2,578	(4,105)	—	(1,527)
Proceeds from disposals of lease fleet and other fixed assets	7,510	—	9,961	—	17,471
Proceeds from disposition of business	—	—	7,274	—	7,274

Net cash (used in) provided by investing activities	(372,001)	(821)	(118,045)	256	(490,611)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	311,000	—	—	—	311,000
Principal payments of borrowed debt	(27,490)	(1,060)	(29)	—	(28,579)
Cash dividends	(84,000)	—	(367)	367	(84,000)

Net cash provided by (used in) financing activities	199,510	(1,060)	(396)	367	198,421

Effect of exchange rates on cash and cash equivalents	—	1,004	—	—	1,004

Net (decrease) increase in cash and cash equivalents	(58,453)	3,273	96	—	(55,084)

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of period	$3,210	$36,396	$3,646	$—	$43,252

8.	Consolidating Financial Information (Continued)

	Nine Months Ended September 30, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$72,987	$(2,181)	$105,776	$—	$176,582

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(177,065)	(978)	(56,542)	—	(234,585)
Decrease in short-term investments	—	17,159	—	—	17,159
Increase in available-for-sale securities	(284,612)	—	(916)	—	(285,528)
Decrease (increase) in advance to parent	203,887	(22,832)	(5,801)	(80,290)	94,964
Increase in other assets	—	(1,747)	(733)	—	(2,480)
Proceeds from disposals of lease fleet and other fixed assets	10,571	4,002	9,832	—	24,405

Net cash used in investing activities	(247,219)	(4,396)	(54,160)	(80,290)	(386,065)

Cash flows from financing activities:
Proceeds from issuance of borrowed debt	300,000	—	—	—	300,000
Principal payments of borrowed debt	(35,229)	(1,060)	(121)	—	(36,410)
Cash dividends	(71,000)	(25,115)	(55,175)	80,290	(71,000)

Net cash provided by (used in) financing activities	193,771	(26,175)	(55,296)	80,290	192,590

Effect of exchange rates on cash and cash equivalents	—	1,391	(8)	—	1,383

Net increase (decrease) in cash and cash equivalents	19,539	(31,361)	(3,688)	—	(15,510)

Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of period	$19,621	$17,398	$3,668	$—	$40,687

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2004 Annual Report on Form 10-K filed with the SEC in March 2005.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2005 may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “will”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, unanticipated changes in the markets served by the Company (such as the railcar leasing, service and sales, intermodal tank container leasing and metal products distribution industries), acts of terrorism, interest rate trends, cost of capital requirements, competition from other companies, changes in operating expenses, changes in prices and availability of key raw materials, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws).

Results of Operations

3rd Quarter 2005 versus 3rd Quarter 2004

Performance of the equipment leasing businesses improved in all major markets. Demand for existing railcar equipment improved, resulting in fleet growth, higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization. Third quarter revenues and gross profit from services were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$193,708	$188,418	$5,290
Cost of services	118,651	115,913	2,738

Gross profit from services	$75,057	$72,505	$2,552
Gross margin %	39%	38%

Services revenue in the third quarter of 2005 increased over the third quarter of 2004 primarily due to an $11.4 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions) and a $2.1 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), which more than offset a $8.4 million decrease in revenues primarily due to eliminating low-margin transportation and terminaling activity related to sulphur processing.

Gross profit on services revenue in the third quarter of 2005 increased from the third quarter of 2004 primarily due to a $2.6 million increase for the intermodal tank container leasing business (improved utilization rates and equipment additions) and a $0.7 million improvement for railcar leasing (improved utilization rates, lower external lease expense due to exercising purchase options on leveraged leases, and equipment additions). These increases were partially offset by decreases at various other businesses.

Average utilization of the Company’s railcar fleet was 99% for the third quarter of 2005, compared with 97% for the third quarter of 2004. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue increased primarily due to increased prices and volume for products of the metals distribution business. Third quarter revenues and gross profit from sales were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$223,468	$205,886	$17,582
Cost of sales	177,465	168,756	8,709

Gross profit from sales	$46,003	$37,130	$8,873
Gross margin %	21%	18%

Sales revenue for the third quarter of 2005 increased from the third quarter of 2004 primarily due to $19.3 million higher sales of metals distribution products (higher prices and volume), $2.5 million higher sales of sulphur processing equipment (higher volume), $1.9 million higher sales of manufactured railcars (higher volume and prices), $1.1 million higher sales of mobile railcar moving vehicles (higher volume), $0.8 million higher sales of containment vessel heads (higher volume and prices), and $0.7 million higher sales of light rail transit components. These increases were partially offset by $4.6 million lower sales of fasteners (transferred to an affiliate of Holdings in December, 2004), and $2.8 million lower sales of sulphur-based fertilizer (business sold in April, 2005).

Gross profit on sales in the third quarter of 2005 increased from the third quarter of 2004 primarily due to an $11.2 million increase for metals distribution products (higher prices partially offset by higher costs), partially offset by a $1.2 million decrease for fasteners (transferred to an affiliate of Holdings in December, 2004).

General and administrative expenses in the third quarter of 2005 were $0.9 million lower than the third quarter of 2004 primarily due to transfer of the fasterner business to an affiliate of Holdings in December, 2004.

Interest expense related to the railcar and intermodal tank container leasing businesses in the third quarter of 2005 was $2.1 million higher than in the third quarter of 2004 due to the interest expense related to new financing in 2004 and 2005 more than offsetting lower interest expense from principal repayments of debt.

Other income, net of expenses, of $10.5 million in the third quarter of 2005 decreased $0.1 million from the third quarter of 2004. An increase in interest income of $3.5 million was more than offset by a $3.0 million gain in 2004 on the sale of an unused parcel of land in the railcar business and decreases in other minor items.

Provision for income taxes was $28.0 million in the third quarter of 2005 with an effective tax rate of 37.6%, compared with $25.2 million in the third quarter of 2004 with an effective tax rate of 39.1%. The decrease in the effective tax rate was primarily due to the consideration of the repatriation of undistributed earnings of foreign subsidiaries and the benefits of the newly enacted U.S. manufacturing deduction.

Nine Months 2005 versus Nine Months 2004

Performance of the equipment leasing businesses improved in all major markets. Demand for existing railcar equipment improved, resulting in fleet growth, higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization. First nine months revenues and gross profit from services were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$568,649	$554,700	$13,949
Cost of services	334,520	347,103	(12,583)

Gross profit from services	$234,129	$207,597	$26,532
Gross margin %	41%	37%

Services revenue in the first nine months of 2005 increased over the first nine months of 2004 primarily due to a $28.4 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions), a $5.8 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), and $2.8 million higher revenue in the contract rail switching business, which more than offset a $22.0 million decrease in revenues from eliminating low-margin transportation and terminaling activity related to sulphur processing.

Gross profit on services revenue in the first nine months of 2005 increased from the first nine months of 2004 primarily due to a $16.8 million improvement for railcar leasing (improved utilization rates, lower external lease expense due to exercising purchase options on leveraged leases, and equipment additions), a $7.9 million increase for the intermodal tank container leasing business (improved utilization rates and equipment additions) and a $1.0 million increase for sulphur processing operations (higher processing rates and volumes).

Sales revenue increased primarily due to increased prices and volume for products of the metals distribution business. First nine months revenues and gross profit from sales were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Net sales	$665,698	$562,306	$103,392
Cost of sales	547,550	454,587	92,963

Gross profit from sales	$118,148	$107,719	$10,429
Gross margin %	18%	19%

Sales revenue for the first nine months of 2005 increased from the first nine months of 2004 primarily due to $90.7 million higher sales of metals distribution products (higher prices and volume), $17.3 million increased sales of manufactured railcars (higher volume and prices), $7.1 million higher sales of containment vessel heads (higher volume and prices), $4.0 million higher sales of mobile railcar moving vehicles (higher volume), $3.4 million higher sales of sulphur processing equipment (higher volume), and $3.0 million higher sales of light rail transit components, more than offsetting $13.6 million lower sales of fasteners (transferred to an affiliate of Holdings in December, 2004), and $6.2 million lower sales of sulphur-based fertilizer (business sold in April, 2005).

Gross profit on sales in the first nine months of 2005 increased from the first nine months of 2004 primarily due to a $20.2 million increase for metals distribution products (higher prices partially offset by higher costs), a $2.1 million increase for containment vessel heads (higher volume and prices), a $1.4 million increase for mobile railcar moving vehicles, and a $1.3 million increase for light rail transit components. These increases were partially offset by a $9.0 million decrease for manufactured railcars (higher material prices), a $3.3 million decrease for fasteners (transferred to an affiliate of Holdings in December, 2004), and a $2.3 million decrease for sulphur-based fertilizer (business sold in April, 2005).

General and administrative expenses in the first nine months of 2005 were $3.9 million higher than the first nine months of 2004 due to higher costs in the railcar and intermodal tank container leasing businesses.

Interest expense related to the railcar and intermodal tank container leasing businesses in the first nine months of 2005 was $7.7 million higher than in the first nine months of 2004 due to the interest expense related to new financing in 2004 and 2005 more than offsetting lower interest expense from principal repayments of debt.

Other income, net of expenses, of $21.5 million in the first nine months of 2005 increased $3.2 million from the first nine months 2004. An increase in interest income of $5.7 million and increases in other minor items were partially offset by a $3.0 million gain in 2004 on the sale of an unused parcel of land in the railcar business.

Provision for income taxes was $76.8 million in the first nine months of 2005 with an effective tax rate of 38.0%, compared with $68.1 million in the first nine months of 2004 with an effective tax rate of 39.2%. The decrease in the effective tax rate was primarily due to the consideration of the repatriation of undistributed earnings of foreign subsidiaries and the benefits of the newly enacted U.S. manufacturing deduction.

Financial Condition and Liquidity

Nine Months 2005 versus Nine Months 2004

Operating activities provided $236.1 million of net cash in the first nine months of 2005, compared with $176.6 million in the first nine months of 2004. These funds, along with proceeds from the issuance of borrowed debt and collection of funds previously advanced to parent, were used to finance additions to the lease fleet and other fixed assets, pay dividends to the Company’s stockholder, invest in available-for-sale securities and short-term investments, and service borrowed debt obligations.

During the first nine months of 2005, the Company spent $442.2 million for construction and purchase of lease fleet and other fixed assets, compared with $234.6 million in the first nine months of 2004. The increase in capital expenditures was due to a $76.0 million expenditure to exercise purchase options for railcars related to sale-leaseback transactions, as well as increased demand from leasing customers for new railway tank cars and intermodal tank containers, and investment in railcar manufacturing capacity. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business. Net cash used in investing activities was $490.6 million in the first nine months of 2005 compared with $386.1 million used in the first nine months of 2004.

During the first nine months of 2005, the Company’s financing activities included $311.0 million of proceeds from the issuance of borrowed debt compared with $300.0 million issued in the first nine months of 2004. Principal repayments on borrowed debt totaled $28.6 million compared with $36.4 million in the first nine months of 2004. Cash dividends were $84.0 million in the first nine months of 2005 compared with $71.0 million in the first nine months of 2004. Net cash provided in financing activities was $198.4 million in the first nine months of 2005 compared with $192.6 million in the first nine months of 2004.

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

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement 143”. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation (ARO) should be accounted for. In addition, the Interpretation clarifies the circumstances under which the fair value of an ARO is considered subject to reasonable estimation. FIN 47 is effective for fiscal years ending no later than December 15, 2005. We are currently studying the effects it will have on our financial statements. We do not expect them to be material.

In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections - A Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company has been designated as a Potentially Responsible Party (“PRP”) by the United States Environmental Protection Agency (“EPA”) at the Casmalia Disposal Site in Santa Barbara County, California. Because of the nature of the Company’s involvement at this site, management believes that future costs related to this site will not be material. The Company has not entered into any cost sharing arrangements with other PRP’s that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP’s make it reasonably possible the Company will incur material costs beyond its pro rata share at this site. The Company’s accruals for the site are based on the amount it reasonably expects to pay with respect to the site.

ITEM5.	Other Information

None.

ITEM 6.	Exhibits

	Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: November 14, 2005	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer
and principal accounting officer)