Form 10-K
period 2005-12-31
UNION TANK CAR CO
filed 2006-03-31
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Title of Each Class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no voting stock held by non-affiliates of the registrant.

UNION TANK CAR COMPANY

FORM 10-K

Year Ended December 31, 2005

PART I

ITEM 1. BUSINESS

General

UNION TANK CAR COMPANY (with its wholly owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the “Company”) was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly owned subsidiary of Marmon Holdings, Inc. (“Holdings”). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. The remaining businesses of the company are classified as All Other.

Railcar

The primary activity of the Railcar segment is leasing of railway tank cars and other railcars to North American manufacturers and other shippers of chemical products, including liquid fertilizers, liquefied petroleum gas and other petroleum products, food products and bulk plastics. The Company owns and operates one of the largest fleets of privately-owned railway tank cars in the world.

As of December 31, 2005, the Company’s railcar fleet comprised 69,756 tank cars and 15,577 railway cars of other types. A total of 29,707 railcars were added to the lease fleet during the ten years ended December 31, 2005. These railcars accounted for approximately 34% of total railcar lease revenues during 2005. Most of the Company’s railcars were built by the Company or to its specifications and the rest were purchased from other sources.

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

Substantially all of the Company’s railcars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand railcars and ranging from one to twenty years. The average term of leases entered into during 2005 for newly manufactured railcars was approximately seven years. The average term of leases entered into during 2005 for used railway tank cars and other railcars was approximately four years. Under the terms of most leases, the Company agrees to provide a full range of services, including railcar repair and maintenance. The Company supplies relatively few railcars directly to railroads. The Company markets its railcars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the railcar lease fleet, the Company maintains data processing systems that contain information about each railcar, including mechanical specifications, maintenance and repair data, and lease terms.

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

The Company’s facilities for manufacturing and assembling railway tank cars are located in East Chicago, Indiana and Sheldon, Texas. In late 2004, the Company began construction of a railcar manufacturing facility in Alexandria, Louisiana, which is expected to be completed in 2006. The Company also operates North America’s largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites.

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

All Other

The Company is engaged in several other activities, as described below.

Sulphur Processing

Subsidiaries of the Company provide sulphur producers in Canada with various services, including processing of liquefied sulphur into crystalline slates and granules. A subsidiary also designs, manufactures and sells sulphur processing plants worldwide.

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

Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. All other businesses of the Company, as described previously, plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2005
Services revenue	$593.5	$8.7	$103.8	$61.6	$767.6
Sales revenue	66.4	695.5	—	132.2	894.1
Interest income	0.1	—	—	17.8	17.9
Interest expense	69.8	—	15.2	2.7	87.7
Depreciation and amortization	130.4	3.1	27.8	5.3	166.6
Income before income taxes and minority interest	122.8	73.4	21.9	45.8	263.9
Segment assets	2,453.4	202.2	359.1	624.0	3,638.7
Expenditures for long-lived assets	523.8	4.3	41.9	11.9	581.9

2004
Services revenue	$552.5	$8.5	$96.5	$90.4	$747.9
Sales revenue	46.4	578.8	—	153.2	778.4
Interest income	—	—	—	13.0	13.0
Interest expense	60.8	0.1	13.8	0.1	74.8
Depreciation and amortization	125.0	3.9	25.9	7.4	162.2
Income before income taxes and minority interest	127.4	38.5	15.6	48.7	230.2
Segment assets	1,948.1	194.3	347.7	787.7	3,277.8
Expenditures for long-lived assets	261.1	3.5	52.9	13.9	331.4

2003
Services revenue	$544.9	$8.1	$86.5	$78.9	$718.4
Sales revenue	44.6	387.2	—	127.8	559.6
Interest income	—	—	—	10.7	10.7
Interest expense	58.2	0.1	13.4	0.1	71.8
Depreciation and amortization	119.5	3.9	24.2	8.0	155.6
Income (loss) before income taxes and minority interest *	103.9	(6.1)	10.0	5.9	113.7
Segment assets	1,921.0	159.0	330.2	540.8	2,951.0
Expenditures for long-lived assets	201.9	6.5	31.0	6.8	246.2

*	Metals Distribution includes goodwill impairment of $16.0 million.
All Other includes write-down of investment in direct financing lease of $24.5 million (see Note 5 of the Notes to Consolidated Financial Statements).

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2005
United States	$1,430.3	$2,381.3
Canada	129.1	169.2
Other countries	102.3	224.0

Consolidated total	$1,661.7	$2,774.5

2004
United States	$1,258.9	$1,970.6
Canada	166.5	173.3
Other countries	100.9	218.5

Consolidated total	$1,526.3	$2,362.4

2003
United States	$1,027.0	$1,844.0
Canada	162.0	165.5
Other countries	89.0	203.7

Consolidated total	$1,278.0	$2,213.2

Major Customers

Revenues from any one customer did not exceed 10% of consolidated or industry segment revenues during the last three years.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being material. In management’s opinion, the Company will have adequate availability of raw materials in the future.

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

Competition

All activities of the Company compete with similar activities of other companies.

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

Demand for products of the metals distribution business is primarily related to the level of manufacturing and construction activity in the United States.

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

Employees

As of December 31, 2005, the Company had approximately 5,680 employees.

Environmental Matters

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulations. These laws cover discharges to waters; air emissions; toxic substances; and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liability associated with leasing assets. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2005, the Company spent approximately $2.7 million on remediation and related matters, compared with $4.5 million and $3.0 million in 2004 and 2003, respectively. The Company expects to spend approximately $2.1 million in 2006 on similar activities.

The Company has been designated as a Potentially Responsible Party (“PRP”) by the United States Environmental Protection Agency (“EPA”) at the USS Lead Site in East Chicago, Indiana, the Lake Calumet Cluster Site in Chicago, Illinois and the Casmalia Disposal Site in Santa Barbara County, California. Costs incurred to date have not been material, either individually or in the aggregate. Because of the nature of the Company’s involvement at these sites, management believes that future costs related to these sites will not be material, either individually or in the aggregate. The Company has not entered into any cost sharing arrangements with other PRP’s that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP’s make it reasonably possible the Company will incur material costs beyond its pro rata share at these sites. The Company’s accruals for these sites are based on the amount it reasonably expects to pay with respect to the sites.

Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

Available Information

The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission. Copies of such materials can be read, copied and obtained from the Public Reference Room of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access the Company’s filings electronically by visiting the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, the Company will provide copies of such filings free of charge upon request to Union Tank Car Company, Attention: Secretary, 225 West Washington Street, Suite 1900, Chicago, Illinois 60606.

ITEM 1A. RISK FACTORS

The terms “we,” “our,” “ours,” “us” and “Company” refer to Union Tank Car Company, along with its wholly owned and majority-owned subsidiaries, unless the context otherwise requires.

The following risk factors could have a material adverse effect on our business, financial condition and results of operations, and should be read in conjunction with the factors discussed elsewhere in this filing and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. These Risk Factors are intended to highlight factors that may affect our business, financial condition and results of operations and are not meant to be an exhaustive discussion of risks that may apply to companies like ours. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad and other factors beyond our control that may affect the general economic climate and our performance and the performance of our customers.

Our financial performance is directly dependent upon customer demand for our goods and services.

Our primary goods and services consist of leased railcars, leased intermodal tank containers and metals distribution. A significant decline in demand for any or all of these major categories of goods and services could adversely impact our financial performance.

We operate in a competitive environment and the pricing offered by our competitors or our inability to respond to changes in this environment may impact our profit margins and market share.

The competitive environment for our major businesses could change whereby margins are lowered as a result of the actions of competitors related to excessive supply, attempts to rapidly gain market share or other factors. Significant reductions in margins in our key markets could adversely impact our financial performance.

We are subject to federal and state rules and regulations that are subject to change, and those changes could adversely affect our business and costs of operations.

We have a substantial investment in railway tank cars, plastic pellet hopper cars and intermodal tank containers. The construction and use of these assets is subject to the laws, rules and regulations of a number of governments and regulatory bodies. Changes to current laws, rules and regulations could occur which could result in significant expenditures to comply with such changes, or the economic or mandated obsolescence of a significant portion of our assets.

Shipping products by railcar may become obsolete or economically prohibitive.

In addition to changes in laws, rules and regulations that may make shipping products by railcar prohibitively expensive, we may be adversely impacted by rapid and major changes to the preferred method or mode of transportation of the products shipped by our customers. These changes could result in economic obsolescence of a significant portion of our assets.

We may be unable to retain our key management personnel.

Our success is due in part to the experience, knowledge, ability and customer relationships of our key management personnel. Loss of some or all of our key managers could adversely impact the performance of our business.

We may be negatively impacted by acts of terrorism, war or political instability.

Demand for our products and services is dependent upon stable and functioning economies and markets. Terrorism, war or political instability, either domestic or international, could disrupt the activities of our customers or the Company on a short-term or long-term basis, reducing the demand for our products and services, and thus adversely affect our financial performance. Terrorism, war or political instability could also lead to changes to current laws, rules and regulations which could result in significant expenditures to comply with such changes, or the economic or mandated obsolescence of a significant portion of our assets.

Our business may be impacted by a change of control of our sole shareholder.

A change of control from our current owner, Holdings, could result in a change to a riskier business model or financial strategy. Changes such as pursuing faster, less profitable growth or a more highly leveraged capital structure could adversely affect our financial performance.

We may not have sufficient cash flow to pay our outstanding liabilities.

Our ability to fund these liabilities depends, among other things, upon the continued success of our operations consistent with historical performance levels and the market conditions impacting our major business areas. We cannot assure you that our business will continue to generate sufficient cash flow from operations to pay our obligations.

Our indebtedness could adversely impact our financial condition and business plans.

Our indebtedness could impact our ability to fund planned capital expenditures and other business expenses in our business plan. Our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our indebtedness may also limit our ability to borrow additional funds, place us at a competitive disadvantage to competitors that have less debt, or hinder our ability to grow our operations.

We may no longer have access to additional or cost effective capital resources.

Our continued growth and success is dependent upon ready access to capital at competitive rates. A change in the capital markets that limits our access to external financing could prevent us from investing in the growth of our leasing businesses, refinancing outstanding debt, purchasing lease fleet assets currently subject to leveraged leases, or constructing new facilities.

We may have our debt rating lowered by a rating service, which could substantially increase our cost of obtaining additional capital or trigger adverse requirements under our existing debt instruments.

Our access to debt financing at competitive rates is dependent upon favorable ratings from the major debt rating services (Moody’s Investors Services and Standard & Poor’s). A lower rating from one or both of these agencies could significantly increase the cost of obtaining new debt capital, thus adversely affect our financial performance. If our debt rating were to drop below investment grade (Baa-/BBB-), provisions of certain outstanding debt instruments would require us to purchase additional liability and property insurance on certain of our railcars, possibly at a higher cost.

We may not be able to obtain sufficient or cost effective insurance coverage.

We manage our exposure to liability risk in part by purchasing coverage for catastrophic liability occurrences. If the cost of obtaining such coverage rises significantly, our financial performance could be adversely affected. If the cost of such coverage becomes prohibitively expensive, we could be forced to reduce the amount of coverage, thus increasing our risk profile. One or more material adverse judgments or claims involving the Company or its industries may substantially increase our cost of renewing or obtaining future liability insurance coverage, in addition to increasing the amount of our deductibles.

We may be subject to an adverse legal judgment that may materially impact our assets, business, or expenses.

From time to time, we are involved in lawsuits whereby claimants attempt to establish our liability for events involving our assets or business operations. An adverse judgment in an amount that significantly exceeds our liability insurance would adversely impact our financial performance, and could increase our cost of obtaining future liability insurance.

Possible future acquisitions or business decisions may be unsuccessful.

We could undertake a major acquisition or make a business decision that may result in a higher risk profile, a more highly leveraged capital structure, or both. In addition, the acquisition could perform below expectations, thus adversely affect our financial performance.

Our inability to obtain materials and resources or an increase in the cost of obtaining materials and resources for our manufacturing operations may adversely affect our ability to effectively compete.

We manufacture a number of products, including railway tank cars for lease or sale and buy metal products for distribution. We also maintain a fleet of railcars. Significant shortages and/or rapidly changing prices for key raw materials and/or railcar components could adversely affect our financial performance.

Exposure to fluctuations in commodity and energy prices may impact our costs and results of operations.

Sustained high commodity or energy prices, including natural gas prices, could negatively impact the Company and activities of our customers resulting in a corresponding adverse effect on the demand for our products and services. In addition, sustained high prices for steel and other metals could result in higher manufacturing and maintenance costs, and higher cost of sales for our metals distribution business.

Our business is subject to increases in operating costs and inflation.

We incur significant costs for goods and services including, but not limited to, salaries and wages, fringe benefits including health care costs, supplies, utilities, maintenance and repair materials and services, freight, and property and ad valorem taxes. Significant increases in these costs could adversely impact our financial performance.

Compliance with environmental laws could adversely affect our results of operations and business.

We are subject to both federal and state requirements for protection of the environment. We routinely assess our environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Because of the regulatory complexities and risk of unidentified contaminants on our properties, the potential exists for remediation costs to be materially different from the costs we have estimated. If the amount of our exposure to environmental costs materially exceeds the amount of our estimate, our financial performance could be adversely affected.

We are subject to and impacted by foreign exchange rate fluctuations.

We are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, revenue and other operating results, when translated, may differ materially from expectations. In addition, fluctuations in foreign exchange rates can affect the demand and relative price for the services we provide domestically and internationally, and could have a negative impact on our financial performance.

Changes in domestic or international tax laws may negatively impact our business and results of operations.

We are subject to taxes in both the U.S. and various foreign jurisdictions. As a result, our effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries with differing statutory tax rates, legislative changes impacting statutory tax rates, including the impact on recorded deferred tax assets and liabilities, changes in tax laws or by material audit assessments.

We are owned by a sole stockholder.

All of the stock of the Company is owned by Holdings. By maintaining majority ownership of our common stock, Holdings will continue to have the power to determine the persons constituting our directors and officers, and the outcome of various corporate actions requiring stockholder approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In management’s opinion, the Company’s properties are in good condition, substantially utilized and adequate to meet the Company’s current and reasonably anticipated future needs.

The Company estimates that its plant facilities were utilized during the year at an average of approximately 85% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 80% for sulphur processing, 75% for railcar moving vehicles manufacturing, 65% for light rail transit product manufacturing, 90% for containment vessel head manufacturing, and 75% for gear drive manufacturing.

Railcars

The Company owns approximately 87% of its total lease fleet of 85,333 railcars, of which 69,756 are tank cars and 15,577 are other railway freight cars. Of the approximately 74,304 owned railcars, 63,534 are free of liens. Railcars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

Facilities for the manufacturing and assembling of railcars are located at East Chicago, Indiana and Sheldon, Texas, together occupying about 172 acres. In late 2004, the Company began construction of a railcar manufacturing facility in Alexandria, Louisiana, which will occupy 229 acres and is expected to be completed in 2006 (see Note 4 of the Notes to Consolidated Financial Statements).

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

Metals Distribution

Subsidiaries of the Company maintain numerous distribution warehouses and business offices, which are located throughout North America. There are 35 warehouse and distribution centers from which products are distributed to customers.

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 30,428 owned/managed intermodal tank containers consisting of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,467 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 77% of its intermodal tank container and drop frame tank chassis fleet, of which approximately 41% are free of liens.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. See “Business—Environmental Matters”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2005		2004		2003		2002		2001
	(Dollars in Thousands)
Revenues
Services	$767,590		$747,915		$718,436		$691,707		$708,006
Sales	894,081		778,371		559,591		566,703		621,786
Net income	201,050		142,646		69,754		96,749		116,651
Ratio of earnings to fixed charges	3.36	x	3.25	x	2.13	x	2.48	x	2.65	x
At year end:
Total assets	$3,638,686		$3,277,817		$2,950,966		$2,936,583		$3,031,507
Long-term obligations	1,353,647		1,133,104		867,238		961,199		1,045,828

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of uncertainties and assumptions. In addition, certain factors, including risk factors identified in Part I of this document, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Executive Overview

The Company operates its largest businesses in three segments: Railcar, Metals Distribution, and Intermodal Tank Container Leasing.

Railcar

The primary business activity of the Railcar segment is full service leasing of railway tank cars in North America. Key characteristics of the Railcar leasing business are: (a) consistent and predictable cash flows, (b) a strong and creditworthy customer base, (c) multi-year leases that tend to bridge the Company over cyclical downturns, (d) long-lived revenue earning assets, and (e) diversification across railway tank car types, customers within the industrial sectors served, and geographically across North America.

The major challenges in the business are: (a) competition from several strong and experienced competitors, and (b) continuing to provide the level of consistent, high quality product and value-added service necessary to distinguish the Company’s products and services from those of its competitors.

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

Significant external factors that contribute to the long-term financial performance of full service railway tank car lessors are inflation and interest rates. New railcar lease rental rates, which are largely determined by equipment cost, operating costs and interest rates, influence lease rental rates (upon renewal or leasing to a different customer) on the existing lease fleet.

The Company also manufactures tank cars, primarily for its own fleet. Increased prices and reduced availability of steel and other metals are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via a combination of purchase agreements, the ability to increase prices, and the discretionary nature of railcar construction.

Metals Distribution

Subsidiaries comprising the Metals Distribution segment are leading distributors of carbon steel, stainless steel and aluminum tubular products; chrome and stainless bar; other carbon steel products, including beams and channels; and aircraft grade tubing and sheets, rolled form shapes and other raw materials. Key characteristics of the Metals Distribution business are: (a) niche, specialty, or value-added products relative to more generic steel distribution businesses, and (b) diversification across customers within the industrial sectors served, and geographically across the U.S.

The major challenges in the business are: (a) competition from strong and experienced competitors, (b) providing the optimal level and mix of product inventory in the right locations, and (c) continuing to provide the level of consistent, high quality product and value-added service necessary to distinguish the Company’s products and services from those of its competitors.

The key indicators of performance are revenue growth and profit margins.

The most significant opportunities in the business are: (a) general growth in the manufacturing sector of the economy, (b) increasing business with existing customers, and (c) increasing market share by delivering a high level of value-added services at competitive prices.

Significant external factors that contribute to the long-term financial performance of metal distributors are the level of manufacturing in U.S. and reliable sources of an adequate supply of metals at reasonable costs.

Increased prices of steel and other metals are not expected to have a material impact on the Company’s activities as the Company is generally able to pass on price increases to its customers. Occasional reduced availability of metals is not expected to have a material impact because the Company, as a major purchaser of metals, is able to negotiate reasonable and adequate supply arrangements.

Intermodal Tank Container Leasing

The Intermodal Tank Container Leasing segment is a full service lessor of intermodal tank containers to a worldwide customer base. Key characteristics of this business are: (a) consistent and predictable cash flows, (b) a strong and creditworthy customer base, (c) multi-year leases and/or renewal patterns that tend to bridge the business over cyclical downturns, (d) long-lived revenue earning assets, and (e) diversification across intermodal tank container types, customers within the markets served, and geographically around the industrialized world.

The major challenges in the business are: (a) competition from strong and experienced competitors, and (b) continuing to provide the level of consistent, high quality product and value-added service necessary to distinguish the Company’s products and services from those of its competitors.

The key indicators of performance are revenue growth, lease fleet growth, lease fleet utilization, and profitability.

The most significant opportunities in the business are: (a) general growth in the worldwide economy and in world trade, which relies on the bulk movement of chemicals, foods and other liquid and gas products, and (b) displacing competitive modes of transport for these products, such as barrels and parcel container ships.

Significant external factors that contribute to the long-term financial performance of full service intermodal tank container lessors are inflation and interest rates. New intermodal tank container lease rental rates, which are largely determined by equipment cost, operating costs and interest rates, influence lease rental rates (upon renewal or leasing to a different customer) on the existing lease fleet.

2005 versus 2004

Results of Operations

Performance of the equipment leasing businesses improved in all major markets. Demand for existing railcar equipment improved, resulting in fleet growth, higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers improved, resulting in fleet growth and higher utilization. Revenues and gross profit from services were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$767,590	$747,915	$19,675
Cost of services	448,776	465,219	(16,443)

Gross profit from services	$318,814	$282,696	$36,118
Gross profit %	42%	38%

Services revenue in 2005 increased from 2004 primarily due to a $41.0 million increase in railcar leasing and service revenues (improved utilization rates and equipment additions), a $7.3 million increase in intermodal tank container leasing revenues (improved utilization rates and equipment additions), and $3.6 million higher revenue in the contract rail switching business, which more than offset a $30.4 million decrease in revenues from eliminating low-margin transportation and terminaling activity related to sulphur processing.

Gross profit on services revenue in 2005 increased from 2004 primarily due to a $25.4 million improvement for railcar leasing (improved utilization rates, lower external lease expense due to exercising purchase options on certain leases and equipment additions), a $9.2 million increase for the intermodal tank container leasing business (improved utilization rates and equipment additions) and a $1.0 million increase for contract rail switching (higher volume and improved margins).

Average fleet utilization of the Company’s railcar fleet was 99% for 2005, compared with 96% for 2004. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2005 for newly manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years.

Sales revenue increased primarily due to increased prices and volume for products of the metals distribution business. Revenues and gross profit from sales were as follows:

	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$894,081	$778,371	$115,710
Cost of sales	744,366	642,813	101,553

Gross profit from sales	$149,715	$135,558	$14,157
Gross profit %	17%	17%

Sales revenue for 2005 increased from 2004 primarily due to $116.7 million higher sales of metals distribution products (higher prices and volume), a $20.0 million increased sales of manufactured railcars (higher volume and prices), $7.5 million higher sales of containment vessel heads (higher volume and prices), $5.4 million higher sales of mobile railcar moving vehicles (higher volume), and $4.6 million higher sales of light rail transit components, more than offsetting $18.0 million lower sales of fasteners (transferred to an affiliate of Holdings in December, 2004), $10.8 million lower sales of sulphur-based fertilizer (certain assets of the business sold in April, 2005), and $8.5 million lower sales of sulphur processing equipment (timing of project completion).

Gross profit on sales in 2005 increased from 2004 primarily due to a $34.1 million increase for metals distribution products (higher prices partially offset by higher costs), a $1.9 million increase for containment vessel heads (higher volume and prices), a $1.5 million increase for mobile railcar moving vehicles, and a $1.3 million increase for light rail transit components. These increases were partially offset by a $12.4 million decrease for manufactured railcars (primarily caused by higher material prices), a $4.4 million decrease for fasteners (transferred to an affiliate of Holdings in December, 2004), a $4.1 million decrease for sulphur processing equipment (timing of project completion), and a $3.4 million decrease for sulphur-based fertilizer (certain assets of the business sold in April, 2005).

General and administrative expenses in 2005 were $2.2 million higher than 2004 due to higher costs in the railcar and intermodal tank container leasing businesses, partially offset by reductions due to the transfer of the fastener business to an affiliate of Holdings in December, 2004 and the sale of certain assets related to the sulphur-based fertilizer business in April, 2005 (see Note 20 of the Notes to Consolidated Financial Statements).

Interest expense in 2005 was $12.9 million higher than 2004 due to the interest expense related to new financing in 2004 and 2005 more than offsetting lower interest expense from principal repayments of debt. Interest rates and debt are discussed in Note 7 of the Notes to Consolidated Financial Statements.

Interest income in 2005 was $4.9 million higher than 2004 due to higher average balances of available-for-sale securities.

Other income, net of expenses, in 2005 was $6.4 million lower than in 2004 due to $6.2 million of income in 2004 from the receipt and disposal of certain financial assets related to settlement of a bankruptcy claim against Air Canada (see Note 5 of the Notes to Consolidated Financial Statements) and a gain of $ 3.0 million in 2004 on the sale of an unused parcel of land.

Provision for income taxes was $56.4 million in 2005 with an effective tax rate of 21.4%, compared with $81.8 million in 2004 with an effective tax rate of 35.5%. The lower effective tax rate in 2005 is the result of settling federal tax issues with the Internal Revenue Service. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Operating activities provided $338.2 million of net cash in 2005, compared with $285.9 million in 2004. The net cash provided by operating activities was higher in 2005 primarily due to higher net income and a smaller increase in working capital, partially offset by a smaller increase in deferred taxes.

The net cash provided by operating activities, along with proceeds from the issuance of debt and collection of funds previously advanced to parent, were used to finance additions to the lease fleet and other fixed assets, pay dividends to the Company’s stockholder, service debt obligations, and invest in available-for-sale securities and short-term investments.

During 2005, the Company reduced its investment in available for-sale securities by $11.7 million. The securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), or fund other operating needs.

During 2005, the Company invested $581.9 million in the construction and purchase of lease fleet and other fixed assets, compared with $331.4 million in 2004. The increase in capital expenditures was due to increased demand from leasing customers for new railway tank cars and intermodal tank containers, a $76.0 million expenditure to exercise purchase options for railcars related to sale-leaseback transactions, and investment in railcar manufacturing assets. Of the capital expenditures for construction and purchase of lease fleet and other fixed assets over the past five years, approximately 76% have been for railcars. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

Capital spending as of the end of 2005 for the construction of a new tank car manufacturing plant in Alexandria, Louisiana totaled $49.7 million, of which $16.2 million has been reimbursed by state and local governments. The remaining capital spending on the Alexandria plant, with completion anticipated in 2006, is expected to be approximately $51.3 million, of which $15.8 million is expected to be reimbursed by state and local governments.

Proceeds from disposals of lease fleet and other fixed assets were $22.0 million in 2005 compared with $31.1 million in 2004. The lower proceeds in 2005 were due to fewer railcars sold partially offset by higher prices obtained for railcars sold for scrap.

Net cash used in investing activities was $419.3 million in 2005 compared with $370.2 million used in 2004.

During 2005, the Company’s financing activities included a $311.0 million issuance of unsecured Senior Notes and a $1.1 million capital lease obligation, for a total of $312.1 million in debt proceeds, compared with $300.0 million of debt issued in 2004. Principal repayments on debt totaled $40.6 million compared with $78.4 million in 2004. Cash dividends were $140.0 million in 2005 compared with $99.0 million in 2004. Net cash provided by financing activities was $131.5 million in 2005 compared with $122.6 million in 2004.

On September 28, 2005, the Company exercised options to purchase 2,424 railcars that the Company has leased since 1994 and 1995 as part of certain sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was approximately $113.9 million, of which $63.9 million was paid on January 2, 2006 and the remaining $50.0 million is payable in four installments ending in December 2006. The Company’s purchase of these railcars was consummated on January 2, 2006, at which time the purchased railcars ceased to be subject to the operating leases.

It is the Company’s policy to pay to its parent a quarterly dividend of approximately 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to its parent. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by or advanced from its parent. Funds advanced to or from its parent bear interest at commercial rates. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to its parent.

Management expects future cash, provided from operating activities, long-term financings, and available-for-sale securities will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

Approximately 14% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining Company-owned railcars are free of liens.

The following table presents the scheduled cash inflows and outflows for the railcar leasing business over the next five years based on leases and railcar-related indebtedness outstanding as of December 31, 2005:

	2006	2007	2008	2009	2010
	(Dollars in Millions)
Railcar Leasing Cash Inflows
Minimum future lease rentals	$447.0	$350.7	$262.1	$185.7	$115.2

Railcar Leasing Cash Outflows
Minimum future lease payments	54.2	55.8	53.5	50.6	53.0
Principal and interest amount of obligations	149.8	271.8	150.7	238.5	198.8

Excess (deficit) of inflows over outflows	$243.0	$23.1	$57.9	$(103.4)	$(136.6)

Minimum future lease rentals above relate to railcar leases in effect at December 31, 2005. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

In addition, maturities of debt obligations and interest payments for the intermodal tank container leasing business over the next five years are as follows (dollars in millions):

2006	2007	2008	2009	2010
$ 23.7	$ 22.6	$ 22.5	$ 21.4	$ 17.2

The Company has not experienced any significant impact from general inflation on its financial position or results of operations over the last several years.

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2005 and 2004.

Contractual Obligations

At December 31, 2005, contractual obligations of the Company are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (inclusive of interest)	$1,927.3	$173.7	$468.0	$476.3	$809.3
Operating leases	494.6	57.6	115.0	106.5	215.5
Purchase obligations	93.3	88.2	5.1	—	—

Total contractual obligations	$2,515.2	$319.5	$588.1	$582.8	$1024.8

The contractual obligations above exclude remaining capital expenditures for construction of the Alexandria, Louisiana tank car manufacturing plant. These obligations are not fixed contractually, but are estimated by management.

Off-Balance Sheet Arrangements

The Company currently has no “off-balance sheet arrangements” that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that, of its significant accounting policies (see “Summary of Accounting Principles and Practices” more fully described in Note 2 in Item 8), the following policies involve a higher degree of judgment and/or complexity.

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

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued or subject to remeasurement in the fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included as overhead. SFAS 151 also requires that the allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. SFAS 151 must be applied prospectively beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a material effect on the Company’s consolidated financial statements.

2004 versus 2003

Results of Operations

Performance of the railcar leasing business improved in all major markets. Demand for existing railcar equipment improved, resulting in higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers increased, resulting in fleet growth and higher utilization. Revenues and gross profit from services were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$747,915	$718,436	$29,479
Cost of services	465,219	467,157	(1,938)

Gross profit from services	$282,696	$251,279	$31,417
Gross profit %	38%	35%

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

Sales revenue increased primarily due to increased demand for products of the metals distribution business. Revenues and gross profit from sales were as follows:

	2004	2003	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$778,371	$559,591	$218,780
Cost of sales	642,813	467,883	174,930

Gross profit from sales	$135,558	$91,708	$43,850
Gross profit %	17%	16%

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

Other income in 2004 was $10.6 million higher than in 2003 primarily due to $6.2 million income from the receipt and disposal of certain financial assets related to settlement of a bankruptcy claim against Air Canada. See Note 5 of the Notes to Consolidated Financial Statements.

General & Administrative expense for 2004 increased by $9.2 million over 2003 primarily due to increased business activity in the railcar and metals distribution businesses.

Interest expense in 2004 was $3.0 million higher than in 2003 due to the interest expense related to new financing in 2004 more than offsetting lower interest expense from principal repayments of debt. Interest rates and debt are discussed in Note 7 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $81.8 million in 2004 with an effective tax rate of 35.5%, compared with $39.0 million in 2003 with an effective tax rate of 34.3%. Income taxes are discussed in Note 8 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

Operating activities provided $285.9 million of cash in 2004, compared with $311.2 million in 2003. The net cash provided by operating activities was lower in 2004 primarily due to higher inventories (increased production and distribution activity) and higher accounts receivable (increased revenue), partially offset by the increase in net income and higher accounts payable (increased production and distribution activity).

The net cash provided by operating activities, along with proceeds from the issuance of debt, collection of funds previously advanced to parent, and redemption of short-term investments, were used to finance lease fleet additions, invest in available-for-sale securities, pay dividends to the Company’s stockholder, and service debt obligations.

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

In 2004, the Company invested $248.4 million in available-for-sale securities. The securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), or fund other operating needs.

Proceeds from disposals of lease fleet and other fixed assets were $31.1 million in 2004 compared with $32.4 million in 2003. The lower proceeds in 2004 were due to fewer railcars sold partially offset by higher prices obtained for railcars sold for scrap.

Net cash used in investing activities was $370.2 million in 2004 compared with $192.8 million in 2003.

In June 2004, the Company issued $300.0 million of unsecured Senior Notes. During 2004, the Company’s financing activities included the use of $78.4 million for principal repayments on debt compared with $62.5 million in 2003. Cash dividends were $99.0 million in 2004 compared with $48.0 million in 2003.

Net cash provided by financing activities in 2004 was $122.6 million compared with $110.4 million used in 2003.

On September 30, 2004, the Company exercised options to purchase 1,825 railcars that the Company has leased since 1994 as part of certain sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was approximately $76.0 million, of which approximately $42.4 million was paid on January 2, 2005 and the remaining approximately $33.6 million was paid in four installments ending in December 2005. The Company’s purchase of these railcars was consummated on January 2, 2005, at which time the purchased railcars ceased to be subject to the operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments is the potential loss in fair value arising from adverse changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

The following table provides information about the Company’s debt obligations with fair values sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and estimated fair value of the Company’s debt obligations.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 12-31-2005
	(Dollars in Millions)
Fixed rate debt	$85.1	$216.1	$107.5	$205.1	$174.2	$650.8	$1,438.8	$1,492.1
Average interest rate	6.92%	7.04%	6.75%	7.18%	6.31%	5.53%	6.26%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Union Tank Car Company:

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries (the “Company”) as of December 31, 2005, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the years ended December 31, 2004 and 2003 were audited by other auditors whose report, dated March 9, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2005 financial statements present fairly, in all material respects, the financial position of the Union Tank Car Company and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2005 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Tank Car Company

We have audited the accompanying consolidated balance sheet of Union Tank Car Company and subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2004. Our audits for these periods also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Tank Car Company and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for these periods, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

March 9, 2005

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands)

	For the Year Ended December 31,
	2005	2004	2003
Revenues
Services (leasing and other)	$767,590	$747,915	$718,436
Sales	894,081	778,371	559,591

	1,661,671	1,526,286	1,278,027

Costs and expenses
Cost of services	448,776	465,219	467,157
Cost of sales	744,366	642,813	467,883
Write-down of investment in direct financing lease	—	—	24,506
Goodwill impairment	—	—	16,044
General and administrative	143,740	141,546	132,320
Interest expense	87,675	74,796	71,840

	1,424,557	1,324,374	1,179,750

Interest income	17,926	13,029	10,714
Other income, net	8,855	15,286	4,659

Income before income taxes and minority interest	263,895	230,227	113,650

Provision for income taxes	56,436	81,784	38,978

	207,459	148,443	74,672

Minority interest	6,409	5,797	4,918

Net income	$201,050	$142,646	$69,754

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$150,628	$98,336
Short-term investments	82,003	45,429
Available-for-sale securities	224,000	244,896
Accounts receivable, primarily due within one year, less allowance for doubtful accounts of $8,117 in 2005 and $10,938 in 2004	182,205	172,689
Accounts and notes receivable, affiliate	43,853	43,626
Inventories, net of LIFO reserves of $84,184 in 2005 and $74,379 in 2004	154,395	146,944
Prepaid expenses and deferred charges	27,054	13,292
Advances to parent and affiliates	—	150,246
Railcar lease fleet, net	2,155,425	1,804,350
Intermodal tank container lease fleet, net	335,510	323,601
Other fixed assets, net	243,833	198,986
Other assets	39,780	35,422

Total assets	$3,638,686	$3,277,817

Liabilities and Stockholder’s Equity
Accounts payable	$103,133	$74,606
Accrued rent	60,954	94,508
Accrued liabilities	200,269	215,252
Advance from parent and affiliates	10,577	—
Debt	1,438,790	1,167,251
Deferred income taxes and investment tax credits	585,698	551,846

Total liabilities	2,399,421	2,103,463

Minority interest	92,681	97,355

Stockholder’s equity
Common stock, no par value; 1,000 shares authorized and issued as of December 31, 2005 and 2004	106,689	106,689
Additional capital	167,608	158,372
Retained earnings	873,389	812,339
Accumulated other comprehensive losses	(1,102)	(401)

Total stockholder’s equity	1,146,584	1,076,999

Total liabilities and stockholder’s equity	$3,638,686	$3,277,817

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total
Balance at December 31, 2002	$106,689	$158,372	$746,939	$—	$1,012,000

Net income	—	—	69,754	—	69,754
Cash dividends	—	—	(48,000)	—	(48,000)

Balance at December 31, 2003	106,689	158,372	768,693	—	1,033,754

Net income	—	—	142,646	—	142,646
Unrealized losses on available-for-sale securities, net	—	—	—	(401)	(401)

Comprehensive income					142,245
Cash dividends	—	—	(99,000)	—	(99,000)

Balance at December 31, 2004	106,689	158,372	812,339	(401)	1,076,999

Net income	—	—	201,050	—	201,050
Unrealized losses on available-for-sale securities, net	—	—	—	(701)	(701)

Comprehensive income					200,349
Capital contribution	—	9,236	—	—	9,236
Cash dividends	—	—	(140,000)	—	(140,000)

Balance at December 31, 2005	$106,689	$167,608	$873,389	$(1,102)	$1,146,584

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$201,050	$142,646	$69,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,586	162,190	155,649
Deferred income taxes	986	37,069	25,169
Write-down of investment in direct financing lease	—	—	24,506
Goodwill impairment	—	—	16,044
Gain on disposition of lease fleet and other fixed assets	(10,371)	(10,785)	(5,988)
Loss on disposition of business	—	—	1,494
Other non-cash income and expenses	12,981	12,034	8,309
Changes in operating assets and liabilities (see Note 17)	(33,076)	(57,296)	16,269

Net cash provided by operating activities	338,156	285,858	311,206

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(581,910)	(331,385)	(246,217)
Purchases of available-for-sale securities	(103,088)	(296,140)	—
Proceeds from sales of available-for-sale securities	114,791	47,734	—
Purchases of short-term investments	(78,915)	(46,992)	(63,481)
Proceeds from sales of short-term investments	45,429	62,606	75,187
Decrease in advance to parent	155,265	148,209	10,455
(Increase) decrease in other assets and investments	(169)	8,256	(1,679)
Proceeds from disposals of lease fleet and other fixed assets	22,039	31,125	32,350
Proceeds from disposition of business	7,274	6,344	625

Net cash used in investing activities	(419,284)	(370,243)	(192,760)

Cash flows from financing activities:
Proceeds from issuance of debt	312,121	300,000	145
Principal payments of debt	(40,583)	(78,436)	(62,549)
Cash dividends	(140,000)	(99,000)	(48,000)

Net cash provided by (used in) financing activities	131,538	122,564	(110,404)

Effect of exchange rates on cash and cash equivalents	1,882	3,960	7,933

Net increase in cash and cash equivalents	52,292	42,139	15,975

Cash and cash equivalents at beginning of year	98,336	56,197	40,222

Cash and cash equivalents at end of year	$150,628	$98,336	$56,197

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	Ownership

UNION TANK CAR COMPANY (with its wholly owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the “Company”) is a wholly owned subsidiary of Marmon Holdings, Inc. (“Holdings”). Substantially all of the stock of Holdings is owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

2.	Summary of Accounting Principles and Practices

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in companies where the Company has greater than 50% ownership interests are fully consolidated, with the equity owned by the respective partners shown as minority interest on the Consolidated Balance Sheet and their portion of net income or loss shown separately in the Consolidated Statement of Income.

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.

Short-Term Investments

Short-term investments consist of commercial paper with original maturities between four and six months.

Available-for-Sale Securities

Available-for-Sale Securities consist of investment-grade corporate debt securities and U.S. government obligations. Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods. Finished goods, work-in-process, and raw materials represented approximately 55%, 14%, and 31% of net inventories at December 31, 2005 and 60%, 8%, and 32% of net inventories at December 31, 2004, respectively. The Company uses the LIFO costing method for approximately 68% and 70% of its total gross inventories at December 31, 2005 and 2004, respectively.

Depreciation and Fixed Asset Accounting

Railcars, intermodal tank containers and other fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives on the straight-line method. The estimated useful lives are: railcars, 20-30 years; intermodal tank containers, 20 years; buildings and improvements, 10-50 years; and machinery and equipment, 3-20 years.

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful lives or, if shorter, the remaining useful lives of the related assets. Maintenance and repairs are charged to expense when incurred.

Gains and losses on disposals are included in other income, except for those related to railcar and intermodal tank containers disposals, which are included in cost of services.

Impairment of Long-lived and Identifiable Intangible Assets

Carrying values of long-lived assets and identifiable intangible assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of an asset will not be recoverable, as determined based on the undiscounted net cash flows of the asset acquired over the remaining useful life, the carrying value of the asset is reduced to its estimated fair value (based on an estimate of discounted net future cash flows).

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

Foreign Currency Translation

The Company’s foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Average exchange rates are used for revenues, costs and expenses.

Translation adjustments and transaction gains and losses are borne by the Company’s parent. For the years ended December 31, 2005, 2004 and 2003, the Company’s parent absorbed losses of $732, $1,126, and $8,178, respectively.

Fair Value of Financial Instruments

Recorded amounts for financial instruments approximate the instruments’ fair value except for debt discussed in Note 7.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the 2004 tax contingency reserves have been reclassified from deferred income taxes and investment tax credits to accrued liabilities on the Consolidated Balance Sheet and purchases and sales of available-for-sale securities and short-term investments have been presented on a gross basis on the Consolidated Statement of Cash Flows. These changes in presentation were deemed to be immaterial.

3.	Railcar Lease Data

Railcars are leased directly to several hundred shippers located throughout North America. The Company leases to a wide variety of customers, and no customer accounted for more than 10% of consolidated lease revenues. Each lease involves one to several thousand railcars, normally for periods ranging from one to twenty years. The average term of leases entered into during 2005 for newly manufactured railcars was approximately seven years. The average term of leases entered into during 2005 for used railway tank cars and other railcars was approximately four years. Under the terms of most of the leases, the Company agrees to provide a full range of services including railcar repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 2005:

Operating Leases
2006	$447,000
2007	350,702
2008	262,059
2009	185,699
2010	115,160
2011 and thereafter	172,013

Total	$1,532,633

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Lease Fleet and Other Fixed Assets

	December 31,
	2005	2004
Railcar lease fleet
Gross cost	$3,852,919	$3,413,293
Less accumulated depreciation	(1,697,494)	(1,608,943)

	$2,155,425	$1,804,350

Intermodal tank container lease fleet
Gross cost	$455,202	$419,304
Less accumulated depreciation	(119,692)	(95,703)

	$335,510	$323,601

Other fixed assets, at cost
Land	$16,386	$16,628
Buildings and improvements	198,318	193,754
Machinery and equipment	355,380	342,695
Construction in progress	60,579	18,269

	630,663	571,346
Less accumulated depreciation	(386,830)	(372,360)

	$243,833	$198,986

Capital spending as of the end of 2005 for the construction of a new tank car manufacturing plant in Alexandria, Louisiana totaled $49,748, of which $16,156 has been reimbursed by state and local governments. The net amount is included in construction in progress shown above. This railcar manufacturing facility is expected to be completed in 2006.

Depreciation expense recorded in the Consolidated Statement of Income totaled $165,642, $160,649, and $154,308 for the years ended December 31, 2005, 2004 and 2003, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Investment in Direct Financing Lease

On February 8, 1988, Procor Limited (“Procor”) entered into a Canadian dollar denominated Operating Lease Agreement (“Lease”) for an 18-year period with Air Canada for one Boeing 767-233 aircraft, the only aircraft owned by the Company. On the same day and as part of the same transaction, Procor entered into a Trust Indenture (“Indenture”) under which it borrowed Cdn$45,000 and granted a security interest in the aircraft to the trustee. On April 1, 2003, Air Canada filed for an interim court order for protection from its creditors under the Canadian Companies Creditors Arrangement Act. On May 9, 2003, Air Canada notified Procor that it was electing to terminate the Lease effective as of May 30, 2003. This filing and the termination of the Lease constituted defaults under the Lease. The defaults under the Lease constituted defaults under the Indenture and would have allowed the trustee, among other things, to declare the remaining principal and interest immediately due. The trustee did not do so, and on July 29, 2003, with the consent of the Indenture holders, Procor prepaid the remaining debt of Cdn$17,700 and paid a make-whole premium of Cdn$2,400.

The net book value of the aircraft was Cdn$37,300 as of March 31, 2003. During the second quarter of 2003, the value of the aircraft was written down to Cdn$2,700 based on advice Procor received concerning the then-current value of the aircraft.

In the fourth quarter of 2004, Air Canada emerged from court protection. At about the same time, Procor received a distribution of shares and options for shares in ACE Aviation Holdings Ltd. (“ACE”), Air Canada’s holding company, from the court-appointed monitor in the Air Canada restructuring. Procor exercised these options and then sold all of its shares in ACE for a gain of Cdn$7,700 (US$6,200) which is included in other income.

Procor has entered an agreement for the sale of the aircraft for parts. Procor will receive payments, less a commission, as the parts are sold. The amount received so far is not material.

6.	Lease Commitments

The Company, as lessee, has entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

At December 31, 2005, future minimum rental commitments for all noncancelable operating leases are as follows:

	Operating Leases
	Sale- Leaseback	Others	Total
2006	$52,462	$5,139	$57,601
2007	54,104	4,946	59,050
2008	51,776	4,153	55,929
2009	48,775	3,456	52,231
2010	51,121	3,182	54,303
2011 and thereafter	202,984	12,518	215,502

	$461,222	$33,394	$494,616

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts under “Sale-Leaseback” involve financing transactions in which railcars are sold by the Company to outside investors and leased back under operating leases.

On September 30, 2004, the Company exercised options to purchase 1,825 railcars that the Company has leased since 1994 as part of certain sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was approximately $76,000, of which approximately $42,400 was paid on January 2, 2005 and the remaining approximately $33,600 was paid in four installments ending in December 2005. The Company’s purchase of these railcars was consummated on January 2, 2005, at which time the purchased railcars ceased to be subject to the operating leases.

Minimum future sublease revenue to be received under existing railcar sale-leaseback leases as of December 31, 2005 is presented below. Sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected in this table.

Sale- Leaseback Leases
2006	$69,423
2007	54,345
2008	39,782
2009	26,152
2010	14,232
2011 and thereafter	29,317

$233,251

Sublease rentals recorded as revenue for the years ended December 31, 2005, 2004 and 2003 were approximately $76,000, $83,000 and $82,000, respectively.

Rentals charged to costs and expenses were $67,220, $77,315 and $78,794 in 2005, 2004 and 2003, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Debt

	December 31,
	2005	2004
Unsecured senior and medium-term notes, payable periodically through 2020 at 4.71% - 7.45% (average rate of 5.95% as of December 31, 2005 and 6.48% as of December 31, 2004)	$1,031,000	$720,000

Senior secured notes, payable periodically through 2016 at 6.79% - 7.68% (average rate of 7.15% as of December 31, 2005 and 7.16% as of December 31, 2004)	319,980	336,411

Equipment trust certificates, payable periodically through 2009 at 6.50% - 9.34% (average rate of 6.74% as of December 31, 2005 and 7.01% as of December 31, 2004)	86,574	110,693

Other long-term borrowings, payable periodically through 2015 (average rate of 8.17% as of December 31, 2005 and 4.76% as of December 31, 2004)	1,236	147

	$1,438,790	$1,167,251

In June 2005, the Company issued $311,000 principal amount of unsecured Senior Notes. Interest on the notes is payable semiannually on May 15 and November 15 at the rate of 4.71% per annum. Principal is payable annually commencing on May 15, 2010 and continuing until maturity on May 15, 2020.

In June 2004, the Company issued $300,000 principal amount of unsecured Senior Notes. Interest on the notes is payable semiannually on June 1 and December 1 at the rate of 5.64% per annum. Principal is payable annually commencing on June 1, 2009 and continuing until maturity on June 1, 2019.

The remaining $420,000 principal amount of unsecured Notes consists of $300,000 unsecured Senior Notes and $120,000 unsecured Medium-Term Notes. The notes were issued between 1997 and 1999. The notes bear interest at rates between 6.35% and 7.45% with maturities ranging from 2006 to 2009. Interest on all notes is paid semiannually.

Senior Secured Notes of $93,980 are secured by approximately 1,900 railcars with an original cost of approximately $122,656 and 1,094 intermodal tank containers and wheeled chassis with an original cost of approximately $23,700. An additional $100,000 of Senior Secured Notes are secured by railcars with an original cost of approximately $133,100. Senior Secured Notes of $126,000 are secured by intermodal tank container assets with an original cost of approximately $240,700 and the future stream of leasing income on such intermodal tank containers.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Trust Certificates are secured by railcars with an original cost of approximately $403,700 and $407,100 at December 31, 2005 and 2004, respectively.

The Company’s Canadian subsidiaries have approximately $30,100 of demand credit facility available on a no-fee basis. Holdings is a guarantor of this demand credit facility. At December 31, 2005, $7,521 of letters of credit were outstanding. No amounts were outstanding for overdrafts or borrowings as of December 31, 2005.

The Company’s Canadian subsidiaries had approximately $11,259 of credit lines available on a no-fee basis at December 31, 2004. No amounts were outstanding as of December 31, 2004.

Maturities of debt obligations for the years 2006 - 2010 are as follows:

2006	2007	2008	2009	2010
$ 85,143	$ 216,061	$ 107,486	$ 205,104	$ 174,248

The estimated fair value of debt is as follows:

	December 31,
	2005	2004
Unsecured senior and medium-term notes	$1,050,247	$774,386
Senior secured notes	352,084	384,315
Equipment trust certificates	88,516	117,671
Other long-term borrowings	1,236	150

	$1,492,083	$1,276,522

The current fair value of the Company’s debt is estimated by discounting the future interest and principal cash flows at the Company’s estimated incremental borrowing rate at the respective year-end for debt with similar maturities.

8.	Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with Holdings, federal income taxes, before consideration of tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, Holdings on this basis. If deductions and credits available to Holdings’ entire consolidated group exceed those which can be used on its tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. The consolidated tax credits allocated to the Company exceeded those computed as if the company had filed a separate consolidated tax return by $183, $3,920 and $2,326 in 2005, 2004, and 2003, respectively. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undistributed earnings of the Company’s foreign subsidiaries reflect full provision for income taxes. The Company recorded a provision (benefit) for taxes that would be payable upon repatriation of such earnings into the U.S of ($134), $3,314, and $5,500 in 2005, 2004, and 2003, respectively.

The following summarizes the provision (benefit) for income taxes:

	2005	2004	2003
State
Current	$2,691	$6,638	$217
Deferred	408	73	3,108
Federal
Current	36,405	20,353	245
Deferred and investment tax credit	5,167	38,057	32,471
Foreign
Current	16,354	17,724	13,347
Deferred and investment tax credit	(4,589)	(1,061)	(10,410)

Total	$56,436	$81,784	$38,978

In 2005, 2004, and 2003, the Company paid foreign withholding taxes of $2,314, $4,858 and $4,169, respectively.

Income tax expense is based upon domestic and foreign income before taxes as follows:

	2005	2004	2003
Domestic	$233,621	$190,253	$121,836
Foreign	30,274	39,974	(8,186)

Total	$263,895	$230,227	$113,650

Income tax effects of significant items which resulted in effective tax rates of 21.4% in 2005, 35.5% in 2004, and 34.3% in 2003 follow:

	2005	2004	2003
Income taxes at 35% federal statutory rate	$92,363	$80,579	$39,778
Increase (decrease) resulting from:
Amortization of investment tax credits	(723)	(843)	(945)
State income taxes, net of federal income tax benefit	2,157	4,387	3,249
Excess tax (benefit) on foreign income	331	(7,792)	10,634
Additional tax on unremitted foreign earnings	(134)	3,314	5,500
Resolution of tax contingencies and adjustment to prior years’ taxes	(34,937)	1,400	(19,000)
Other, net	(2,621)	739	(238)

Total income taxes	$56,436	$81,784	$38,978

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2005, Holdings and the Internal Revenue Service reached agreement on all unresolved tax issues for 1976 through 1999, with the 1984-1992 settlement subject to approval by the Joint Committee on Taxation. As a result, the Company recorded a $34,937 adjustment in 2005 reflecting the Company’s allocated liability reduction.

The excess tax (benefit) on foreign income represents differences due to lower foreign tax rates and foreign tax credits not benefited. The excess benefit on foreign income in 2004 is due primarily to Holdings’ allocation of 2003 and 2004 foreign tax credits pursuant to the Holdings’ tax sharing agreement as noted above.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of net deferred tax balances are as follows:

	2005	2004
Excess of tax over book depreciation	$(609,632)	$(569,658)
Other	(11,628)	(16,652)

Gross liabilities	(621,260)	(586,310)

Accrued expenses and reserves	29,259	29,027
Foreign net operating losses	578	683
Foreign tax credit carryforwards	21,916	26,659
Other	6,106	5,437

Gross assets	57,859	61,806

Valuation allowance	(22,297)	(27,342)

Net deferred income tax liability	$(585,698)	$(551,846)

At December 31, 2005, the Company had approximately $1,909 of net operating loss carryforwards available to offset future taxable income in various foreign jurisdictions. These carryforwards expire between 2006 and 2014. The Company also had $21,916 of U.S. foreign tax credit carryforwards available to reduce future U.S. federal income taxes. These carryforwards expire between 2011 and 2014. Due to the uncertain realization of the benefit of these carryforwards, appropriate valuation allowances have been provided of $381 and $683 for foreign jurisdiction net operating losses and $21,916 and $26,659 for U.S. foreign tax credits for 2005 and 2004, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Contingencies

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued its best estimate of such claims, and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability, products liability, health and workers’ compensation liabilities. The Company maintains no property damage insurance on its railcars or intermodal tank containers. The Company has accrued for the estimated costs of reported, as well as incurred but not reported, self-insured claims.

The Company has no environmental matters currently pending which are significant to the Company’s results of operations or financial condition, either individually or in the aggregate. Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

The Company has one residual value guarantee totaling $2,100 until March 2006 and several standby letters of credit totaling $5,735.

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the year are as follows:

	2005	2004
Balance, beginning of year	$1,687	$602
Warranties (written off) issued	(22)	1,332
Settlements	(832)	(247)

Balance, end of year	$833	$1,687

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

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. Discretionary and defined contribution plan expense for 2005, 2004 and 2003 was $15,100, $12,444 and $12,060, respectively.

As of December 31, 2005, the Company’s defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company’s funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans’ termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan expense (income) was $684, ($25) and $264 for 2005, 2004 and 2003, respectively. Prepaid pension costs recognized in the Consolidated Balance Sheet were $1,571 at December 31, 2005. Accrued pension costs recognized in the Consolidated Balance Sheet were $2,410 and $2,276 at December 31, 2005 and 2004, respectively. The amounts and timing of payments related to these plans are not material to the consolidated financial statements.

11.	Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and co-payment provisions, Medicare supplements and other limitations. At December 31, 2005 and 2004, the liability for postretirement health care and life insurance benefits was $5,598 and $4,522 respectively, and was included in accrued liabilities in the Consolidated Balance Sheet. The amounts and timing of payments related to these plans are not material to the consolidated financial statements.

Expense related to these benefits was $766, $923 and $803 in 2005, 2004 and 2003, respectively.

12.	Purchase Obligation Commitments

At December 31, 2005, the Company had purchase obligation commitments outstanding of $93,333 primarily for the purchase of hopper cars and intermodal tank containers in 2006.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information

The following condensed consolidating statements for the years ended December 31, 2005, 2004 and 2003 are provided because Procor Limited, a 100% owned subsidiary of the Company, has issued three separate series of equipment trust certificates, fully and unconditionally guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$521,348	$22,430	$299,995	$(76,183)	$767,590
Sales	—	—	1,228,670	(334,589)	894,081

	521,348	22,430	1,528,665	(410,772)	1,661,671

Costs and expenses
Cost of services	330,754	14,659	179,546	(76,183)	448,776
Cost of sales	406	—	1,078,161	(334,201)	744,366
General and administrative	40,341	3,941	99,458	—	143,740
Interest expense	69,628	2,152	15,894	1	87,675

	441,129	20,752	1,373,059	(410,383)	1,424,557

Other income, net	9,507	3,496	8,879	4,899	26,781

Income before income taxes and minority interest	89,726	5,174	164,485	4,510	263,895
Provision for income taxes	(1,558)	1,529	56,465	—	56,436

	91,284	3,645	108,020	4,510	207,459
Equity in income of subsidiaries	109,766	—	—	(109,766)	—
Minority interest	—	—	6,409	—	6,409

Net income	$201,050	$3,645	$101,611	$(105,256)	$201,050

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$481,324	$23,303	$317,030	$(73,742)	$747,915
Sales	46,448	464	742,501	(11,042)	778,371

	527,772	23,767	1,059,531	(84,784)	1,526,286

Costs and expenses
Cost of services	316,302	17,245	205,414	(73,742)	465,219
Cost of sales	45,183	344	607,597	(10,311)	642,813
General and administrative	37,508	3,662	100,376	—	141,546
Interest expense	57,610	2,364	14,822	—	74,796

	456,603	23,615	928,209	(84,053)	1,324,374

Other income, net	10,567	9,936	7,812	—	28,315

Income before income taxes and minority interest	81,736	10,088	139,134	(731)	230,227
Provision for income taxes	32,429	1,883	47,472	—	81,784

	49,307	8,205	91,662	(731)	148,443
Equity in income of subsidiaries	93,339	—	—	(93,339)	—
Minority interest	—	—	5,797	—	5,797

Net income	$142,646	$8,205	$85,865	$(94,070)	$142,646

	Year Ended December 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$468,758	$25,885	$294,049	$(70,256)	$718,436
Sales	44,625	858	523,010	(8,902)	559,591

	513,383	26,743	817,059	(79,158)	1,278,027

Costs and expenses
Cost of services	322,362	25,739	189,312	(70,256)	467,157
Cost of sales	45,265	821	430,699	(8,902)	467,883
Write-down of investment in direct financing lease	—	24,506	—	—	24,506
Goodwill impairment	—	—	16,044	—	16,044
General and administrative	36,150	658	95,512	—	132,320
Interest expense	52,303	4,464	15,073	—	71,840

	456,080	56,188	746,640	(79,158)	1,179,750

Other income (expense), net	13,202	(5,644)	7,815	—	15,373

Income (loss) before income taxes and minority interest	70,505	(35,089)	78,234	—	113,650
Provision for income taxes	25,123	(10,639)	24,494	—	38,978

	45,382	(24,450)	53,740	—	74,672
Equity in income of subsidiaries	24,372	—	—	(24,372)	—
Minority interest	—	—	4,918	—	4,918

Net income	$69,754	$(24,450)	$48,822	$(24,372)	$69,754

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of December 31, 2005 and 2004 are as follows:

	December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$70,943	$75,151	$4,534	$—	$150,628
Short-term investments	—	82,003	—	—	82,003
Available-for-sale securities	224,000	—	—	—	224,000
Accounts receivable, net	40,682	1,445	203,808	(63,730)	182,205
Accounts and notes receivable, affiliate	—	—	43,853	—	43,853
Inventories, net	9,464	1,652	143,348	(69)	154,395
Prepaid expenses and deferred charges	3,296	2,479	21,279	—	27,054
Advances to parent and affiliates	—	—	386,205	(386,205)	—
Railcar lease fleet, net	1,911,056	31,398	213,290	(319)	2,155,425
Intermodal tank container lease fleet, net	—	—	335,510	—	335,510
Other fixed assets, net	41,261	15,196	187,376	—	243,833
Investment in subsidiaries	978,377	75,455	83,416	(1,137,248)	—
Other assets	5,820	791	33,169	—	39,780

Total assets	$3,284,899	$285,570	$1,655,788	$(1,587,571)	$3,638,686

Liabilities and Stockholder’s Equity
Accounts payable	$54,864	$16,492	$95,506	$(63,729)	$103,133
Accrued liabilities	158,123	3,687	99,038	375	261,223
Advances from parent and affiliates	250,875	146,074	—	(386,372)	10,577
Debt	1,294,134	17,419	127,237	—	1,438,790
Deferred income taxes and investment tax credits	420,937	23,308	141,453	—	585,698

Total liabilities	2,178,933	206,980	463,234	(449,726)	2,399,421

Minority interest	—	—	92,681	—	92,681

Stockholder’s equity
Common stock and additional capital	367,711	13,345	368,339	(475,098)	274,297
Retained earnings	751,967	65,843	718,326	(662,747)	873,389
Accumulated other comprehensive losses	(1,098)	—	(4)	—	(1,102)
Equity adjustment from foreign currency translation	(12,614)	(598)	13,212	—	—

Total stockholder’s equity	1,105,966	78,590	1,099,873	(1,137,845)	1,146,584

Total liabilities and stockholder’s equity	$3,284,899	$285,570	$1,655,788	$(1,587,571)	$3,638,686

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	December 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$61,663	$33,123	$3,550	$—	$98,336
Short-term investments	—	45,429	—	—	45,429
Available-for-sale securities	243,986	—	910	—	244,896
Accounts receivable, net	39,971	2,668	193,962	(63,912)	172,689
Accounts and notes receivable, affiliate	—	—	43,626	—	43,626
Inventories, net	44,780	1,924	100,240	—	146,944
Prepaid expenses and deferred charges	4,592	2,840	5,860	—	13,292
Advances (from) to parent and affiliates	(122,196)	(73,143)	345,133	452	150,246
Railcar lease fleet, net	1,557,425	31,661	215,995	(731)	1,804,350
Intermodal tank container lease fleet, net	—	—	323,601	—	323,601
Other fixed assets, net	90,524	15,303	93,159	—	198,986
Investment in subsidiaries	813,631	75,455	77,512	(966,598)	—
Other assets	13	3,792	31,617	—	35,422

Total assets	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

Liabilities and Stockholder’s Equity
Accounts payable	$55,474	$17,132	$65,589	$(63,589)	$74,606
Accrued liabilities	229,285	5,505	72,403	2,567	309,760
Debt	1,010,625	18,479	138,147	—	1,167,251
Deferred income taxes and investment tax credits	398,136	23,453	130,257	—	551,846

Total liabilities	1,693,520	64,569	406,396	(61,022)	2,103,463

Minority interest	—	—	97,355	—	97,355

Stockholder’s equity
Common stock and additional capital	358,475	13,345	358,799	(465,558)	265,061
Retained earnings	691,547	61,830	563,267	(504,305)	812,339
Accumulated other comprehensive losses	(399)	—	(2)	—	(401)
Equity adjustment from foreign currency translation	(8,754)	(692)	9,350	96	—

Total stockholder’s equity	1,040,869	74,483	931,414	(969,767)	1,076,999

Total liabilities and stockholder’s equity	$2,734,389	$139,052	$1,435,165	$(1,030,789)	$3,277,817

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$174,873	$835	$162,320	$128	$338,156

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(455,104)	(1,342)	(125,051)	(413)	(581,910)
Purchases of available-for-sale securities	(103,088)	—	—	—	(103,088)
Proceeds from sales of available-for-sale securities	114,791	—	—	—	114,791
Purchases of short-term investments	—	(78,915)	—	—	(78,915)
Proceeds from sales of short-term investments	—	45,429	—	—	45,429
Decrease (increase) in advance to parent and affiliates	124,138	72,053	(41,211)	285	155,265
(Increase) decrease in other assets	(1,778)	2,960	(1,351)	—	(169)
Proceeds from disposals of lease fleet and other fixed assets	11,938	186	9,915	—	22,039
Proceeds from disposition of business	—	—	7,274	—	7,274

Net cash (used in) provided by investing activities	(309,103)	40,371	(150,424)	(128)	(419,284)

Cash flows from financing activities:
Proceeds from issuance of debt	311,000	—	1,121	—	312,121
Principal payments of debt	(27,490)	(1,060)	(12,033)	—	(40,583)
Cash dividends	(140,000)	—	—	—	(140,000)

Net cash provided by (used in) financing activities	143,510	(1,060)	(10,912)	—	131,538

Effect of exchange rates on cash and cash equivalents	—	1,882	—	—	1,882

Net increase in cash and cash equivalents	9,280	42,028	984	—	52,292

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of period	$70,943	$75,151	$4,534	$—	$150,628

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$147,030	$7,514	$131,314	$—	$285,858

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(260,358)	(1,294)	(69,733)	—	(331,385)
Purchases of available-for-sale securities	(295,228)	—	(912)	—	(296,140)
Proceeds from sales of available-for-sale securities	47,734	—	—	—	47,734
Purchases of short-term investments	—	(46,992)	—	—	(46,992)
Proceeds from sales of short-term investments	—	62,606	—	—	62,606
Decrease (increase) in advance to parent and affiliates	266,185	(17,685)	(20,001)	(80,290)	148,209
(Increase) decrease in other assets	—	(1,612)	9,868	—	8,256
Proceeds from disposals of lease fleet and other fixed assets	14,103	4,018	13,004	—	31,125
Proceeds from disposition of business	6,344	—	—	—	6,344

Net cash used in investing activities	(221,220)	(959)	(67,774)	(80,290)	(370,243)

Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—	—	—	300,000
Principal payments of debt	(65,229)	(1,060)	(12,147)	—	(78,436)
Cash dividends	(99,000)	(25,115)	(55,175)	80,290	(99,000)

Net cash provided by (used in) financing activities	135,771	(26,175)	(67,322)	80,290	122,564

Effect of exchange rates on cash and cash equivalents	—	3,984	(24)	—	3,960

Net increase (decrease) in cash and cash equivalents	61,581	(15,636)	(3,806)	—	42,139

Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of year	$61,663	$33,123	$3,550	$—	$98,336

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2003
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$153,880	$13,451	$143,875	$—	$311,206

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(198,640)	(1,194)	(46,383)	—	(246,217)
Purchases of short-term investments	—	(63,481)	—	—	(63,481)
Proceeds from sales of short-term investments	—	75,187	—	—	75,187
Decrease (increase) in advance to parent and affiliates	107,340	46,151	(45,709)	(97,327)	10,455
Increase in other assets	—	—	(1,679)	—	(1,679)
Proceeds from disposals of lease fleet and other fixed assets	19,815	590	11,945	—	32,350
Proceeds from disposition of business	—	—	625	—	625

Net cash (used in) provided by investing activities	(71,485)	57,253	(81,201)	(97,327)	(192,760)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	145	—	145
Principal payments of debt	(34,472)	(15,525)	(12,552)	—	(62,549)
Cash dividends	(48,000)	(50,815)	(46,512)	97,327	(48,000)

Net cash (used in) provided by financing activities	(82,472)	(66,340)	(58,919)	97,327	(110,404)

Effect of exchange rates on cash and cash equivalents	—	7,773	160	—	7,933

Net (decrease) increase in cash and cash equivalents	(77)	12,137	3,915	—	15,975

Cash and cash equivalents at beginning of year	159	36,622	3,441	—	40,222

Cash and cash equivalents at end of year	$82	$48,759	$7,356	$—	$56,197

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Related Party Transactions

The following table sets forth the related party transaction amounts included in the consolidated financial statements, other than those disclosed elsewhere in these consolidated financial statements.

	Interest Income	Administrative Services Fee	Insurance Billed
2005	$5,921	$4,314	$6,087
2004	7,774	4,314	5,616
2003	8,649	4,314	5,595

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to Holdings or its subsidiaries on an unsecured demand basis. Such advances, which bear interest principally at 30-day LIBOR plus 1%, amounted to $17,098 and $130,459 at December 31, 2005 and 2004, respectively.

Certain of the Company’s Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of Holdings resulted in payables of $27,675 and receivables of $19,787 at December 31, 2005 and 2004, respectively, which are included in advances from/to parent and affiliates in the Consolidated Balance Sheet.

An administrative services fee is paid to The Marmon Group, Inc. (“Marmon”), a subsidiary of Holdings, for certain services provided by Marmon’s officers and employees including services with respect to accounting, tax, finance, legal and related matters which Marmon provides to the Company. The Company obtains these services from Marmon because it is considered more cost efficient to obtain such services in this manner. This administrative services fee also includes amounts in respect of the compensation of executive officers of the Company employed by Marmon.

The interest of minority shareholders in Worldwide Containers, Inc. (“WCI”), a 79.8% owned subsidiary of the Company, at December 31, 2005 and 2004 was $92,681 and $97,355, respectively. The minority interest in income for the years ended December 31, 2005, 2004 and 2003 was $6,409, $5,797 and $4,918, respectively.

WCI has a demand note with Holdings which bears interest at 30-day LIBOR plus 0.2% payable quarterly. The amount outstanding under this note as of December 31, 2005 and 2004 totaled $43,853 and $43,626, respectively. These amounts are recorded in accounts and notes receivable, affiliate in the Consolidated Balance Sheet.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Derivative Financial Instruments

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2005 and 2004.

16.	Quarterly Data (Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2005
Sales and services revenues	$400,707	$416,464	$417,176	$427,324
Cost of sales and services	287,244	298,710	296,116	311,072

Gross profit	113,463	117,754	121,060	116,252

Net income	$35,851	$39,672	$45,467	$80,060

2004
Sales and services revenues	$348,166	$374,536	$394,304	$409,280
Cost of sales and services	250,714	266,307	284,669	306,342

Gross profit	97,452	108,229	109,635	102,938

Net income	$28,457	$34,981	$37,945	$41,263

Results for the fourth quarter of 2005 included a $34,937 tax benefit as a result of settling federal tax issues with the Internal Revenue Service for 1976 through 1999 (see Note 8).

Certain amounts previously reported in the Form 10-Q for the first and second quarter of 2004 have been reclassified from general and administrative to cost of sales and services to conform to the year-end presentation.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Supplementary Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2005	2004	2003
Changes in operating assets and liabilities:
Accounts receivable	$(10,830)	$(40,606)	$(15,528)
Inventories	(8,725)	(36,675)	8,804
Prepaid expenses and deferred charges	(18,742)	(3,928)	1,277
Accounts payable, accrued rent and accrued liabilities	5,221	23,913	21,716

	$(33,076)	$(57,296)	$16,269

Cash paid during the year for:
Interest	$86,075	$74,275	$72,565
Income taxes	56,179	40,594	1,130

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in short-term investments and advances to parent.

18.	Available-for-Sale Securities

At December 31, 2005 and 2004, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Debt Securities	$202,863	$—	$(1,509)	$201,354
U.S. Government Obligations	22,812	—	(166)	22,646

	$225,675	$—	$(1,675)	$224,000

December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Debt Securities	$227,488	$38	$(601)	$226,925
U.S. Government Obligations	15,082	—	(45)	15,037
Others	2,940	—	(6)	2,934

	$245,510	$38	$(652)	$244,896

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Available-for-sale Securities (Continued)

The gross unrealized holding losses, less related taxes ($586 and $213 at December 31, 2005 and December 31, 2004, respectively) have been reported as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheet.

The fair values of investments with gross unrealized losses were $224,000 and $206,104 at December 31, 2005 and 2004, respectively.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2005:

Less than one year	$170,131
Due in 2 years	24,423
Due in 3 years	14,548
Due in 4 years	14,898

Total	$224,000

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Industry Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2005
Services revenue	$593.5	$8.7	$103.8	$61.6	$767.6
Sales revenue	66.4	695.5	—	132.2	894.1
Interest income	0.1	—	—	17.8	17.9
Interest expense	69.8	—	15.2	2.7	87.7
Depreciation and amortization	130.4	3.1	27.8	5.3	166.6
Income before income taxes and minority interest	122.8	73.4	21.9	45.8	263.9
Segment assets	2,453.4	202.2	359.1	624.0	3,638.7
Expenditures for long-lived assets	523.8	4.3	41.9	11.9	581.9

2004
Services revenue	$552.5	$8.5	$96.5	$90.4	$747.9
Sales revenue	46.4	578.8	—	153.2	778.4
Interest income	—	—	—	13.0	13.0
Interest expense	60.8	0.1	13.8	0.1	74.8
Depreciation and amortization	125.0	3.9	25.9	7.4	162.2
Income before income taxes and minority interest	127.4	38.5	15.6	48.7	230.2
Segment assets	1,948.1	194.3	347.7	787.7	3,277.8
Expenditures for long-lived assets	261.1	3.5	52.9	13.9	331.4

2003
Services revenue	$544.9	$8.1	$86.5	$78.9	$718.4
Sales revenue	44.6	387.2	—	127.8	559.6
Interest income	—	—	—	10.7	10.7
Interest expense	58.2	0.1	13.4	0.1	71.8
Depreciation and amortization	119.5	3.9	24.2	8.0	155.6
Income (loss) before income taxes and minority interest *	103.9	(6.1)	10.0	5.9	113.7
Segment assets	1,921.0	159.0	330.2	540.8	2,951.0
Expenditures for long-lived assets	201.9	6.5	31.0	6.8	246.2

*	Metals Distribution includes goodwill impairment of $16.0 million.
All Other includes write-down of investment in direct financing lease of $24.5 million (see Note 5).

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Industry Segment Information (Continued)

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2005
United States	$1,430.3	$2,381.3
Canada	129.1	169.2
Other countries	102.3	224.0

Consolidated total	$1,661.7	$2,774.5

2004
United States	$1,258.9	$1,970.6
Canada	166.5	173.3
Other countries	100.9	218.5

Consolidated total	$1,526.3	$2,362.4

2003
United States	$1,027.0	$1,844.0
Canada	162.0	165.5
Other countries	89.0	203.7

Consolidated total	$1,278.0	$2,213.2

20.	Disposition of Business

On April 29, 2005, the Company sold certain assets related to its sulfur-based fertilizer business, which operated in the United States and Canada, for a sale price of approximately $8,400, which amount is subject to certain post-closing adjustments. During the year ended December 31, 2005, $7,274 in proceeds were received related to this disposition.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Subsequent Event

On September 28, 2005, the Company exercised options to purchase 2,424 railcars that the Company has leased since 1994 and 1995 as part of certain sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was approximately $113,900, of which $63,900 was paid on January 2, 2006 and the remaining $50,000 is payable in four installments ending in December 2006. The Company’s purchase of these railcars was consummated on January 2, 2006, at which time the purchased railcars ceased to be subject to the operating leases.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Current Positions or Offices	First Elected to Position
Kenneth P. Fischl	56	President, Chief Executive Officer	2002
		Director	1994

Mark J. Garrette	52	Vice President, Principal Financial Officer	2002
		Vice President of the Company and Senior Vice President and Controller - Tank Car Division	1994

Frank D. Lester	65	Vice President of the Company and President - Tank Car Division	1999

Robert K. Lorch	59	Vice President	2002

Frank S. Ptak	62	Director	2006

Robert W. Webb	66	Director	2003
		General Counsel and Secretary	1986

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

Frank S. Ptak

Mr. Ptak was elected as a Director of the Company in January 2006. He is President and Chief Executive Officer of each of Holdings and Marmon. Prior to joining Marmon in January 2006, Mr. Ptak was with Illinois Tool Works Inc. since 1975, serving as Vice Chairman since 1996.

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

ITEM 11. EXECUTIVE COMPENSATION

Frank D. Lester, Vice President, was the only executive officer of the Company who in the year ended December 31, 2005, received salary and bonus in excess of $100,000 from the Company and its subsidiaries for services in all capacities to the Company.

All other executive officers of the Company received their 2005 compensation from Marmon. The Company, together with the other subsidiaries of Holdings, has been required to pay Marmon a portion of such compensation which is encompassed in the charge for certain common services provided by Marmon to the Company and such other subsidiaries. See Note 14 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Directors of the Company do not receive any compensation in such capacity.

Shown below is the aggregate of all forms of compensation paid by the Company to Mr. Lester:

Summary Compensation Table

	Annual Compensation			All Other Compensation *
Name and Principal Position	Year	Salary	Bonus
Frank D. Lester, Vice President of the Company and President of the Tank Car Division	2005 2004 2003	$318,054 318,021 294,554	$168,996 116,163 68,400	$56,645 48,725 41,642

*	Primarily represents the aggregate amounts of Company contributions to defined contribution plans on behalf of the named individual.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings, a Delaware corporation having its principal executive offices at 225 West Washington Street, Chicago, Illinois, owns 1,000 shares, or 100%, of the Company’s issued and outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 14 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which contains a description of certain related party transactions, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Fees for professional services provided by Deloitte & Touche LLP in 2005 and Ernst & Young LLP in 2004, in each of the following categories are:

	For the Year Ended December 31,
	2005	2004
	(Dollars in Thousands)
Audit fees	$820	$848
Audit-related fees	596	8
Tax fees	—	189
All other fees	—	2

	$1,416	$1,047

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. This category consists of assurance and related services provided that are reasonably related to the performance of an audit or review of the Company’s financial statements and are not reported above under “Audit Fees”. In 2005, these services were primarily related to Sarbanes-Oxley Act Section 404 advisory services. In 2004, these services were primarily related to audits of employee benefit plans.

Tax Fees. This category consists of professional services rendered for tax compliance, tax advice and tax planning. Tax compliance services are services rendered with respect to general tax advisory matters. In 2004, these services were primarily related to foreign tax issues.

All Other Fees. This category consists of any other products or services provided not described above.

Pre-Approval Policies and Procedures

As a voluntary filer, the Company is not subject to Section 202 of the Sarbanes-Oxley Act which requires the pre-approval of all audit services and permitted non-audit services provided by independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
a) 1. Financial Statements -

Consolidated statement of income for each of the three years in the period ended December 31, 2005	30
Consolidated balance sheet – December 31, 2005 and 2004	31
Consolidated statement of stockholder’s equity for each of the three years in the period ended December 31, 2005	32
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2005	33
Notes to consolidated financial statements	34

2. Schedules

The following consolidated financial schedule of Union Tank Car Company is included in response to Item 15(a).

II – Valuation and qualifying accounts	69

All other financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3. Index to Exhibits	70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNION TANK CAR COMPANY (Registrant)

By:	/s/ Mark J. Garrette
Mark J. Garrette Vice President

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kenneth P. Fischl Kenneth P. Fischl	President and Director (principal executive officer)	March 31, 2006

/s/ Mark J. Garrette Mark J. Garrette	Vice President (principal financial officer and principal accounting officer)	March 31, 2006

/s/ Frank S. Ptak Frank S. Ptak	Director	March 31, 2006

/s/ Robert W. Webb Robert W. Webb	Director, General Counsel and Secretary	March 31, 2006

UNION TANK CAR COMPANY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at Beginning of Period	Additions Charged to			Deductions		Balance at End of Period
		Costs and Expenses	Other
Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,938	$1,502	$35	(1)	$4,358	(2)	$8,117

Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,647	$1,808	$244	(1)	$2,761	(2)	$10,938

Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,151	$4,338	$132	(1)	$3,974	(3)	$11,647

(1)	Foreign currency translation loss.

(2)	Amount determined not to be collectible, net of recoveries.

(3)	Amounts determined not to be collectible, net of recoveries. Amount also includes a reduction in the reserve from the divestiture of a subsidiary of $143.

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

12	Statements re computation of ratios Computation of the Ratio of Earnings to Fixed Charges

21	Subsidiaries of the registrant

23	Consent of independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Instruments defining the rights of holders of long-term debt are not being filed herewith pursuant to the provisions of paragraph 4(iii) of Item 601(b) of Regulation S-K. The Company agrees to furnish a copy of any such instrument to the Commission upon request.