Form 10-Q
period 2006-03-31
UNION TANK CAR CO
filed 2006-05-15
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Services (leasing and other)	$199,048	$185,115
Sales	258,653	215,592

	457,701	400,707

Costs and expenses
Cost of services	112,960	107,620
Cost of sales	219,178	179,624
General and administrative	35,951	39,490
Interest expense	19,973	19,619

	388,062	346,353

Interest income	3,485	3,372
Other (losses) income, net	(22)	1,212

Income before income taxes and minority interest	73,102	58,938

Provision for income taxes	27,602	21,528

	45,500	37,410

Minority interest	1,700	1,559

Net income	43,800	35,851
Other comprehensive income (losses)
Unrealized gains (losses) on securities, net of tax	237	(822)

Comprehensive income	$44,037	$35,029

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$183,633	$150,628
Short-term investments	—	82,003
Available-for-sale securities	217,391	224,000
Accounts receivable, net of allowances of $8,314 ($8,117 at December 31, 2005)	192,995	182,205
Accounts and notes receivable, affiliate	43,899	43,853
Inventories, net of LIFO reserves of $87,047 ($84,184 at December 31, 2005)	159,119	154,395
Prepaid expenses and deferred charges	36,798	27,054
Railcar lease fleet, net	2,321,521	2,155,425
Intermodal tank container lease fleet, net	340,605	335,510
Other fixed assets, net	263,565	243,833
Other assets	38,847	39,780

Total assets	$3,798,373	$3,638,686

Liabilities and Stockholder’s Equity

Accounts payable	$103,032	$103,133
Accrued liabilities	318,153	261,223
Advance from parent and affiliates	130,525	10,577
Debt, including $204,908 due within one year ($85,143 at December 31, 2005)	1,401,865	1,438,790
Deferred income taxes and investment tax credits	587,950	585,698

Total liabilities	2,541,525	2,399,421

Minority interest	94,381	92,681

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	167,608
Retained earnings	887,188	873,389
Accumulated other comprehensive losses	(865)	(1,102)

Total stockholder’s equity	1,162,467	1,146,584

Total liabilities and stockholder’s equity	$3,798,373	$3,638,686

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$43,800	$35,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,252	42,083
Deferred taxes	2,392	(1,605)
Gain on disposition of lease fleet and other fixed assets	(2,491)	(2,809)
Other non-cash income and expenses	4,536	3,014
Changes in assets and liabilities:
Accounts receivable	(11,101)	(5,056)
Inventories	(4,948)	(22,095)
Prepaid expenses and deferred charges	(9,489)	(1,132)
Accounts payable and accrued expenses	56,011	15,060

Net cash provided by operating activities	123,962	63,311

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(237,258)	(168,199)
Proceeds from sales of available-for-sale securities	6,500	10,963
Proceeds from sales of short-term investments	81,736	45,297
Increase in advance from parent and affiliates	121,240	103,091
Increase in other assets	(2,739)	(223)
Proceeds from disposals of lease fleet and other fixed assets	6,906	5,043

Net cash used in investing activities	(23,615)	(4,028)

Cash flows from financing activities:
Principal payments of debt	(36,924)	(9,555)
Cash dividends	(30,000)	(25,000)

Net cash used in financing activities	(66,924)	(34,555)

Effect of exchange rates on cash and cash equivalents	(418)	(138)

Increase in cash and cash equivalents	33,005	24,590

Cash and cash equivalents at beginning of year	150,628	98,336

Cash and cash equivalents at end of period	$183,633	$122,926

Cash paid during the period for:
Interest	$11,714	$17,342
Income taxes	14,040	14,263

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2005 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. These changes have no impact on previous reported net income and are deemed to be immaterial.

The 2006 interim results presented herein are not necessarily indicative of the results of operations for the full year 2006.

3.	Significant Accounting Policies

Available-for-Sale Securities

Available-for-sale securities consist of investment-grade corporate debt securities and U.S. government obligations. Management determines the appropriate classification of investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity.

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods. Finished goods, work-in-process, and raw materials represented approximately 52%, 12%, and 36% of net inventories at March 31, 2006 and 55%, 14%, and 31% of net inventories at December 31, 2005, respectively. The Company uses the LIFO costing method for approximately 68% of its total gross inventories at March 31, 2006 and December 31, 2005.

3.	Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are depreciated or amortized over their useful lives on the straight-line method based on management’s estimates of the period over which the assets will generate revenue. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends.

Asset Impairment

In assessing recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Lease Fleet and Other Fixed Assets

	March 31, 2006	December 31, 2005
Railcar lease fleet
Gross cost	$4,039,129	$3,852,919
Less accumulated depreciation	(1,717,608)	(1,697,494)

	$2,321,521	$2,155,425

Intermodal tank container lease fleet
Gross cost	$463,618	$455,202
Less accumulated depreciation	(123,013)	(119,692)

	$340,605	$335,510

Other fixed assets
Gross cost	$655,594	$630,663
Less accumulated depreciation	(392,029)	(386,830)

	$263,565	$243,833

Foreign Currency Translation

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the three months ended March 31, 2006 and 2005, Holdings absorbed gains of $237 and $168, respectively.

3.	Significant Accounting Policies (Continued)

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

4.	Available-for-Sale Securities

At March 31, 2006 and December 31, 2005, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

March 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$195,738	$—	$(1,152)	$194,586
U.S. government obligations	22,945	—	(140)	22,805

	$218,683	$—	$(1,292)	$217,391

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$202,863	$—	$(1,509)	$201,354
U.S. government obligations	22,812	—	(166)	22,646

	$225,675	$—	$(1,675)	$224,000

The gross unrealized holding losses, less related taxes ($452 and $586 at March 31, 2006 and December 31, 2005, respectively) have been reported as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended March 31, 2006
Services revenue	$153.4	$2.0	$26.6	$17.0	$199.0
Sales revenue	33.6	192.6	—	32.5	258.7
Income before income taxes and minority interest	33.6	21.8	6.4	11.3	73.1

Three months ended March 31, 2005
Services revenue	$142.0	$2.1	$25.2	$15.8	$185.1
Sales revenue	14.9	168.2	—	32.5	215.6
Income before income taxes and minority interest	30.4	12.8	5.1	10.6	58.9

6.	Commitments and Contingencies

The Company’s Canadian subsidiaries have approximately $29,960 of demand credit facility available on a no-fee basis. Holdings is a guarantor of this demand credit facility. At March 31, 2006, $11,780 of letters of credit were outstanding. No amounts were outstanding for overdrafts or borrowings as of March 31, 2006.

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Three Months Ended March 31,
	2006	2005
Balance, beginning of year	$833	$1,687
Net warranties issued	139	83
Settlements	(125)	(106)

Balance, end of period	$847	$1,664

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

7.	Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly owned subsidiary of the Company, has issued two separate series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$133,972	$5,786	$79,661	$(20,371)	$199,048
Sales	—	—	344,686	(86,033)	258,653

	133,972	5,786	424,347	(106,404)	457,701

Costs and expenses
Cost of services	81,687	4,627	47,017	(20,371)	112,960
Cost of sales	—	—	305,054	(85,876)	219,178
General and administrative	9,144	962	25,845	—	35,951
Interest expense	17,687	384	1,902	—	19,973

	108,518	5,973	379,818	(106,247)	388,062

Other income, net	2,904	507	52	—	3,463

Income before income taxes and minority interest	28,358	320	44,581	(157)	73,102
Provision for income taxes	9,853	96	17,653	—	27,602

	18,505	224	26,928	(157)	45,500

Equity in income of subsidiaries	25,295	—	—	(25,295)	—
Minority interest	—	—	1,700	—	1,700

Net income	$43,800	$224	$25,228	$(25,452)	$43,800

	Three Months Ended March 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$125,964	$4,780	$75,250	$(20,879)	$185,115
Sales	—	—	285,826	(70,234)	215,592

	125,964	4,780	361,076	(91,113)	400,707

Costs and expenses
Cost of services	79,502	5,643	43,354	(20,879)	107,620
Cost of sales	(8)	—	245,089	(65,457)	179,624
General and administrative	12,271	537	27,258	(576)	39,490
Interest expense	15,341	566	3,712	—	19,619

	107,106	6,746	319,413	(86,912)	346,353

Other income, net	2,148	657	1,779	—	4,584

Income (loss) before income taxes and minority interest	21,006	(1,309)	43,442	(4,201)	58,938
Provision for income taxes	7,827	(381)	15,482	(1,400)	21,528

	13,179	(928)	27,960	(2,801)	37,410

Equity in income of subsidiaries	22,672	—	—	(22,672)	—
Minority interest	—	—	1,559	—	1,559

Net income	$35,851	$(928)	$26,401	$(25,473)	$35,851

7.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$15,602	$165,456	$2,575	$—	$183,633
Available-for-sale securities	217,391	—	—	—	217,391
Accounts receivable, net	41,901	2,227	230,703	(81,836)	192,995
Accounts and notes receivable, affiliate	—	—	43,899	—	43,899
Inventories, net	9,138	1,582	148,495	(96)	159,119
Prepaid expenses and deferred charges	3,810	812	32,176	—	36,798
Advances to parent and affiliates	—	—	391,388	(391,388)	—
Railcar lease fleet, net	2,085,875	30,966	205,130	(450)	2,321,521
Intermodal tank container lease fleet, net	—	—	340,605	—	340,605
Other fixed assets, net	41,520	14,342	207,703	—	263,565
Investment in subsidiaries	1,004,903	75,453	87,438	(1,167,794)	—
Other assets	5,690	603	32,554	—	38,847

Total assets	$3,425,830	$291,441	$1,722,666	$(1,641,564)	$3,798,373

Liabilities and Stockholder’s Equity

Accounts payable	$70,824	$16,278	$97,760	$(81,830)	$103,032
Accrued liabilities	176,835	3,198	138,103	17	318,153
Advances from parent and affiliates	357,958	164,170	—	(391,603)	130,525
Debt	1,268,682	5,969	127,214	—	1,401,865
Deferred income taxes and investment tax credits	429,459	22,637	135,854	—	587,950

Total liabilities	2,303,758	212,252	498,931	(473,416)	2,541,525

Minority interest	—	—	94,381	—	94,381

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,391	(477,150)	276,144
Retained earnings	764,546	66,444	747,196	(690,998)	887,188
Accumulated other comprehensive losses	(861)	—	(4)	—	(865)
Equity adjustment from foreign currency translation	(11,171)	(600)	11,771	—	—

Total stockholder’s equity	1,122,072	79,189	1,129,354	(1,168,148)	1,162,467

Total liabilities and stockholder’s equity	$3,425,830	$291,441	$1,722,666	$(1,641,564)	$3,798,373

7.	Consolidating Financial Information (Continued)

	December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$70,943	$75,151	$4,534	$—	$150,628
Short-term investments	—	82,003	—	—	82,003
Available-for-sale securities	224,000	—	—	—	224,000
Accounts receivable, net	40,682	1,445	203,808	(63,730)	182,205
Accounts and notes receivable, affiliate	—	—	43,853	—	43,853
Inventories, net	9,464	1,652	143,348	(69)	154,395
Prepaid expenses and deferred charges	3,296	2,479	21,279	—	27,054
Advances to parent and affiliates	—	—	386,205	(386,205)	—
Railcar lease fleet, net	1,911,056	31,398	213,290	(319)	2,155,425
Intermodal tank container lease fleet, net	—	—	335,510	—	335,510
Other fixed assets, net	41,261	15,196	187,376	—	243,833
Investment in subsidiaries	978,377	75,455	83,416	(1,137,248)	—
Other assets	5,820	791	33,169	—	39,780

Total assets	$3,284,899	$285,570	$1,655,788	$(1,587,571)	$3,638,686

Liabilities and Stockholder’s Equity

Accounts payable	$54,864	$16,492	$95,506	$(63,729)	$103,133
Accrued liabilities	158,123	3,687	99,038	375	261,223
Advances from parent and affiliates	250,875	146,074	—	(386,372)	10,577
Debt	1,294,134	17,419	127,237	—	1,438,790
Deferred income taxes and investment tax credits	420,937	23,308	141,453	—	585,698

Total liabilities	2,178,933	206,980	463,234	(449,726)	2,399,421

Minority interest	—	—	92,681	—	92,681

Stockholder’s equity
Common stock and additional capital	367,711	13,345	368,339	(475,098)	274,297
Retained earnings	751,967	65,843	718,326	(662,747)	873,389
Accumulated other comprehensive losses	(1,098)	—	(4)	—	(1,102)
Equity adjustment from foreign currency translation	(12,614)	(598)	13,212	—	—

Total stockholder’s equity	1,105,966	78,590	1,099,873	(1,137,845)	1,146,584

Total liabilities and stockholder’s equity	$3,284,899	$285,570	$1,655,788	$(1,587,571)	$3,638,686

7.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$84,820	$2,389	$37,172	$(419)	$123,962

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(204,217)	(238)	(32,937)	134	(237,258)
Proceeds from sales of available-for-sale securities	6,500	—	—	—	6,500
Proceeds from sales of short-term investments	—	81,736	—	—	81,736
Increase (decrease) in advance from parent and affiliates	108,734	18,096	(5,495)	(95)	121,240
(Increase) decrease in other assets	(3)	188	(2,924)	—	(2,739)
Proceeds from disposals of lease fleet and other fixed assets	4,277	2	2,627	—	6,906

Net cash (used in) provided by investing activities	(84,709)	99,784	(38,729)	39	(23,615)

Cash flows from financing activities:
Principal payments of debt	(25,452)	(11,450)	(22)	—	(36,924)
Cash dividends	(30,000)	—	(380)	380	(30,000)

Net cash used in financing activities	(55,452)	(11,450)	(402)	380	(66,924)

Effect of exchange rates on cash and cash equivalents	—	(418)	—	—	(418)

Net (decrease) increase in cash and cash equivalents	(55,341)	90,305	(1,959)	—	33,005

Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of period	$15,602	$165,456	$2,575	$—	$183,633

7.	Consolidating Financial Information (Continued)

	Three Months Ended March 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$49,883	$(27)	$12,857	$598	$63,311

Cash flows from investing activities:
Construction and purchase of lease fleet and other fixed assets	(146,202)	(180)	(21,219)	(598)	(168,199)
Proceeds from sales of available-for-sale securities	10,963	—	—	—	10,963
Proceeds from sales of short-term investments	—	45,297	—	—	45,297
Decrease in advance to parent and affiliates	88,657	7,254	7,180	—	103,091
Decrease (increase) in other assets	—	678	(901)	—	(223)
Proceeds from disposals of lease fleet and other fixed assets	2,615	13	2,415	—	5,043

Net cash (used in) provided by investing activities	(43,967)	53,062	(12,525)	(598)	(4,028)

Cash flows from financing activities:
Principal payments of debt	(9,536)	—	(19)	—	(9,555)
Cash dividends	(25,000)	—	—	—	(25,000)

Net cash used in financing activities	(34,536)	—	(19)	—	(34,555)

Effect of exchange rates on cash and cash equivalents	—	(138)	—	—	(138)

Net (decrease) increase in cash and cash equivalents	(28,620)	52,897	313	—	24,590

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of period	$33,043	$86,020	$3,863	$—	$122,926

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2006 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Part I - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

1st Quarter 2006 versus 1st Quarter 2005

Performance of the equipment leasing businesses improved in all major markets. Demand for existing railcar equipment remained strong, resulting in fleet growth, higher fleet utilization and improved lease rental rates. Demand for leased intermodal tank containers remained strong, resulting in fleet growth and higher utilization.

First quarter revenues and gross profit from services were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$199,048	$185,115	$13,933
Cost of services	112,960	107,620	5,340

Gross profit from services	$86,088	$77,495	$8,593
Gross profit %	43%	42%

Services revenue in the first quarter of 2006 increased from the first quarter of 2005 primarily due to an $11.5 million increase in railcar leasing and service revenues (equipment additions and improved utilization rate), $1.8 million higher revenue in the contract rail switching business, and a $1.5 million increase in intermodal tank container leasing revenues (equipment additions and improved utilization rate).

Gross profit on services revenue in the first quarter of 2006 increased from the first quarter of 2005 primarily due to a $7.4 million increase for railcar leasing (equipment additions, higher utilization rate and higher disposal gains more than offsetting higher maintenance expense), and a $1.1 million increase for the intermodal tank container leasing business (equipment additions and higher utilization rate).

Average fleet utilization of the Company’s railcar fleet was 99% for the first quarter of 2006, compared with 98% for the first quarter of 2005. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue increased primarily due to increased demand for products of the metals distribution business and for railcars.

First quarter revenues and gross profit from sales were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$258,653	$215,592	$43,061
Cost of sales	219,178	179,624	39,554

Gross profit from sales	$39,475	$35,968	$3,507
Gross profit %	15%	17%

Sales revenue for the first quarter of 2006 increased from the first quarter of 2005 primarily due to $24.3 million higher sales of metals distribution products (higher volume) and $18.7 million increased sales of manufactured railcars (higher volume and prices).

Gross profit on sales in the first quarter of 2006 increased from the first quarter of 2005 primarily due to an $8.2 million increase for metals distribution products (higher prices partially offset by higher costs), partially offset by a $4.7 million decrease for manufactured railcars (primarily caused by higher material prices for railcar components, steel and material surcharges).

General and administrative expenses in the first quarter of 2006 were $3.5 million lower than in the first quarter of 2005 due to higher expenses in the railcar leasing business in the first quarter of 2005.

Interest expense in the first quarter of 2006 was $0.4 million higher than in the first quarter of 2005 due to the interest expense related to new financing in 2005 more than offsetting lower interest expense from principal repayments of debt.

Provision for income taxes was $27.6 million in the first quarter of 2006 with an effective tax rate of 37.8%, compared with $21.5 million in the first quarter of 2005 with an effective tax rate of 36.5%.

Financial Condition and Liquidity

1st Quarter 2006 versus 1st Quarter 2005

Operating activities provided $124.0 million of net cash in the first quarter of 2006, compared with $63.3 million in the first quarter of 2005. The net cash provided by operating activities was higher in the first quarter of 2006 primarily due to increases in accrued expenses and higher net income.

The net cash provided by operating activities, funds advanced from Holdings, and funds from the liquidation of short-term investments and available-for-sale securities were used to finance additions to the lease fleet and other fixed assets, pay dividends to the Company’s stockholder, and service debt obligations.

During the first quarter of 2006, the Company reduced its investment in available-for-sale securities by $6.5 million. The securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), or fund other operating needs.

During the first quarter of 2006, the Company invested $237.3 million in the construction and purchase of lease fleet and other fixed assets, compared with $168.2 million in the first quarter of 2005. The increase in capital expenditures was due to a $113.9 million expenditure to exercise purchase options for railcars related to sale-leaseback transactions (compared with a $76.0 million expenditure in the first quarter of 2005 to exercise purchase options for railcars related to sale-leaseback transactions), and investment in railcar manufacturing assets. Of the $113.9 million for the railcars related to the sale-leaseback transactions, $63.9 million was paid in January 2006 and the remaining $50.0 million is payable in four installments ending in December 2006 and is included in accrued expenses.

Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

Capital spending as of the end of the first quarter of 2006 for the construction of a new tank car manufacturing plant in Alexandria, Louisiana totaled $80.1 million, of which $16.2 million has been reimbursed by state and local governments. The remaining capital spending on the Alexandria plant, with completion anticipated later in 2006, is expected to be approximately $20.9 million, of which $15.8 million is expected to be reimbursed by state and local governments.

Proceeds from disposals of lease fleet and other fixed assets were $6.9 million in the first quarter of 2006 compared with $5.0 million in the first quarter of 2005.

Net cash used in investing activities was $23.6 million in the first quarter of 2006 compared with $4.0 million used in the first quarter of 2005.

During the first quarter of 2006, the Company’s financing activities included principal repayments on debt totaled $36.9 million compared with $9.6 million in the first quarter of 2005. Cash dividends were $30.0 million in the first quarter of 2006 compared with $25.0 million in the first quarter of 2005. Net cash provided by financing activities was $66.9 million in the first quarter of 2006 compared with $34.6 million in the first quarter of 2005.

It is the Company’s policy to pay to Holdings a quarterly dividend of approximately 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to Holdings. Conversely, when the Company requires additional funds to support its operations, prior advances are repaid by or advanced from Holdings. Funds advanced to or from Holdings bear interest at commercial rates. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to Holdings.

Management expects future cash provided from operating activities, long-term financings, and available-for-sale securities will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the first quarter of 2006 in the Company’s disclosure of the quantitative and qualitative market risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to “Business - Environmental Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a description of certain environmental matters.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the other information set forth in this report, you should carefully consider the risk factors contained in such annual report, as such risks or other risks not currently known to the Company or that the Company does not currently deem material could materially affect the Company’s business, financial condition or future results.

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

UNION TANK CAR COMPANY
REGISTRANT

Dated: May 15, 2006	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer and principal accounting officer)