Form 10-Q
period 2006-06-30
UNION TANK CAR CO
filed 2006-08-11
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Services (leasing and other)	$205,664	$189,826	$404,712	$374,941
Sales	302,017	226,638	560,670	442,230

	507,681	416,464	965,382	817,171

Costs and expenses
Cost of services	109,631	108,249	222,591	215,869
Cost of sales	255,753	190,461	474,931	370,085
General and administrative	32,836	35,303	68,787	74,793
Interest expense	22,299	20,283	42,272	39,902

	420,519	354,296	808,581	700,649

Interest income	4,759	3,503	8,244	6,875
Other income, net	2,601	2,925	2,579	4,137

Income before income taxes and minority interest	94,522	68,596	167,624	127,534

Provision for income taxes	32,551	27,243	60,153	48,771

	61,971	41,353	107,471	78,763

Minority interest	2,037	1,681	3,737	3,240

Net income	59,934	39,672	103,734	75,523
Other comprehensive income (losses)
Unrealized gains (losses) on securities, net of tax	363	294	600	(528)
Minimum pension liability, net of tax	—	(814)	—	(814)

Comprehensive income	$60,297	$39,152	$104,334	$74,181

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$279,584	$150,628
Short-term investments	—	82,003
Available-for-sale securities	143,262	224,000
Accounts receivable, net of allowances of $8,116 ($8,117 at December 31, 2005)	198,422	182,205
Accounts and notes receivable, affiliate	43,952	43,853
Inventories, net of LIFO reserves of $90,780 ($84,184 at December 31, 2005)	179,294	154,395
Prepaid expenses and deferred charges	14,427	27,054
Railcar lease fleet, net	2,401,781	2,155,425
Intermodal tank container lease fleet, net	341,263	335,510
Other fixed assets, net	272,211	243,833
Other assets	43,712	39,780

Total assets	$3,917,908	$3,638,686

Liabilities and Stockholder’s Equity

Accounts payable	$110,414	$103,133
Accrued liabilities	264,556	261,223
Advances from parent and affiliates	271,729	10,577
Debt, including $202,497 due within one year ($85,143 at December 31, 2005)	1,389,134	1,438,790
Deferred income taxes and investment tax credits	604,893	585,698

Total liabilities	2,640,726	2,399,421

Minority interest	96,418	92,681

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	167,608
Retained earnings	905,122	873,389
Accumulated other comprehensive losses	(502)	(1,102)

Total stockholder’s equity	1,180,764	1,146,584

Total liabilities and stockholder’s equity	$3,917,908	$3,638,686

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$103,734	$75,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,656	80,399
Deferred taxes	17,720	10,602
Gain on disposition of lease fleet and other fixed assets	(14,214)	(5,135)
Other non-cash income and expenses	7,679	8,008
Changes in assets and liabilities:
Accounts receivable	(16,113)	(5,360)
Inventories	(25,592)	1,474
Prepaid expenses and deferred charges	12,889	(7,202)
Accounts payable and accrued expenses	9,497	(3,692)

Net cash provided by operating activities	188,256	154,617

Cash flows from investing activities:
Construction and purchase of lease fleet	(334,409)	(260,143)
Purchases of other fixed assets	(37,015)	(32,489)
Purchases of available-for-sale securities	—	(39,586)
Proceeds from sales of available-for-sale securities	79,716	23,574
Purchases of short-term investments	—	(7,083)
Proceeds from sales of short-term investments	81,736	45,297
Increase (decrease) in advances from parent and affiliates	254,315	(85,740)
Increase in other assets	(7,561)	(609)
Proceeds from disposals of lease fleet and other fixed assets	22,954	11,303
Proceeds from disposition of business	—	5,059

Net cash provided by (used in) investing activities	59,736	(340,417)

Cash flows from financing activities:
Proceeds from issuance of debt	—	311,000
Principal payments of debt	(49,655)	(19,137)
Cash dividends	(72,000)	(52,000)

Net cash (used in) provided by financing activities	(121,655)	239,863

Effect of exchange rates on cash and cash equivalents	2,619	(732)

Increase in cash and cash equivalents	128,956	53,331

Cash and cash equivalents at beginning of year	150,628	98,336

Cash and cash equivalents at end of period	$279,584	$151,667

Cash paid during the period for:
Interest	$45,199	$38,830
Income taxes	37,680	27,746

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2005 Annual Report on Form 10-K.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods. Finished goods, work-in-process, and raw materials represented approximately 58%, 15%, and 27% of net inventories at June 30, 2006 and 55%, 14%, and 31% of net inventories at December 31, 2005, respectively. The Company uses the LIFO costing method for approximately 71% and 68% of its total gross inventories at June 30, 2006 and December 31, 2005, respectively.

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

Lease Fleet and Other Fixed Assets

	June 30, 2006	December 31, 2005
Railcar lease fleet
Gross cost	$4,137,528	$3,852,919
Less accumulated depreciation	(1,735,747)	(1,697,494)

	$2,401,781	$2,155,425

Intermodal tank container lease fleet
Gross cost	$470,107	$455,202
Less accumulated depreciation	(128,844)	(119,692)

	$341,263	$335,510

Other fixed assets
Gross cost	$670,692	$630,663
Less accumulated depreciation	(398,481)	(386,830)

	$272,211	$243,833

Foreign Currency Translation

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the six months ended June 30, 2006 and 2005, Holdings absorbed losses of $549 and gains of $462, respectively.

3.	Significant Accounting Policies (Continued)

Lessor Accounting

Most of the Company’s railcar and intermodal tank container leases are classified as operating leases. Aggregate rentals from operating leases are reported as revenue ratably over the life of the lease as collectibility is reasonably assured. Expenses, including depreciation and maintenance, are charged as incurred.

Revenue Recognition

Revenue from sales of products is generally recognized upon shipment to customers which is when title and the risks and rewards of ownership are passed on to the customers. Such revenue is based upon determinable sales prices and is recognized only upon collectibility being reasonably assured. Certain long-term contracts are accounted for under the completed contract method when the Company is unable to reasonably forecast costs and the time required to complete those contracts.

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

At June 30, 2006 and December 31, 2005, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

June 30, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$133,966	$—	$(644)	$133,322
U.S. government obligations	10,016	—	(76)	9,940

	$143,982	$—	$(720)	$143,262

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$202,863	$—	$(1,509)	$201,354
U.S. government obligations	22,812	—	(166)	22,646

	$225,675	$—	$(1,675)	$224,000

The gross unrealized holding losses, less related taxes ($252 and $586 at June 30, 2006 and December 31, 2005, respectively) have been reported as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended June 30, 2006
Services revenue	$157.6	$2.0	$28.2	$17.9	$205.7
Sales revenue	33.1	201.5	—	67.4	302.0
Income before income taxes and minority interest	45.7	24.7	8.6	15.5	94.5

Three months ended June 30, 2005
Services revenue	$146.4	$2.2	$25.6	$15.6	$189.8
Sales revenue	16.1	175.1	—	35.4	226.6
Income before income taxes and minority interest	29.0	18.9	5.8	14.9	68.6

Six months ended June 30, 2006
Services revenue	$311.0	$4.0	$54.8	$34.9	$404.7
Sales revenue	66.7	394.1	—	99.9	560.7
Income before income taxes and minority interest	79.3	46.5	15.0	26.8	167.6

Six months ended June 30, 2005
Services revenue	$288.4	$4.3	$50.8	$31.4	$374.9
Sales revenue	31.0	343.3	—	67.9	442.2
Income before income taxes and minority interest	59.4	31.7	10.9	25.5	127.5

6.	Commitments and Contingencies

The Company’s Canadian subsidiaries have approximately $31,360 of demand credit facility available on a no-fee basis. Holdings is a guarantor of this demand credit facility. At June 30, 2006, $10,595 of letters of credit were outstanding. No amounts were outstanding for overdrafts or borrowings as of June 30, 2006.

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Six Months Ended June 30,
	2006	2005
Balance, beginning of year	$833	$1,687
Net warranties issued	555	(30)
Settlements	(229)	(419)

Balance, end of period	$1,159	$1,238

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

Condensed consolidating statements of income for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$136,717	$7,453	$83,037	$(21,543)	$205,664
Sales	—	—	389,945	(87,928)	302,017

	136,717	7,453	472,982	(109,471)	507,681

Costs and expenses
Cost of services	85,126	4,374	41,674	(21,543)	109,631
Cost of sales	—	—	343,671	(87,918)	255,753
General and administrative	7,213	718	24,905	—	32,836
Interest expense	19,567	375	2,357	—	22,299

	111,906	5,467	412,607	(109,461)	420,519

Other income, net	3,075	1,711	2,574	—	7,360

Income before income taxes and minority interest	27,886	3,697	62,949	(10)	94,522
Provision for income taxes	13,202	(728)	20,077	—	32,551

	14,684	4,425	42,872	(10)	61,971
Equity in income of subsidiaries	45,250	—	—	(45,250)	—
Minority interest	—	—	2,037	—	2,037

Net income	$59,934	$4,425	$40,835	$(45,260)	$59,934

	Three Months Ended June 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$128,725	$5,295	$73,484	$(17,678)	$189,826
Sales	—	—	311,501	(84,863)	226,638

	128,725	5,295	384,985	(102,541)	416,464

Costs and expenses
Cost of services	80,044	2,204	43,679	(17,678)	108,249
Cost of sales	(778)	—	271,640	(80,401)	190,461
General and administrative	9,999	613	26,060	(1,369)	35,303
Interest expense	15,942	554	3,787	—	20,283

	105,207	3,371	345,166	(99,448)	354,296

Other (expense) income, net	(818)	1,520	828	4,898	6,428

Income before income taxes and minority interest	22,700	3,444	40,647	1,805	68,596
Provision for income taxes	10,585	1,232	14,868	558	27,243

	12,115	2,212	25,779	1,247	41,353
Equity in income of subsidiaries	27,557	—	—	(27,557)	—
Minority interest	—	—	1,681	—	1,681

Net income	$39,672	$2,212	$24,098	$(26,310)	$39,672

7.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$270,689	$13,239	$162,698	$(41,914)	$404,712
Sales	—	—	734,631	(173,961)	560,670

	270,689	13,239	897,329	(215,875)	965,382

Costs and expenses
Cost of services	166,813	9,001	88,691	(41,914)	222,591
Cost of sales	—	—	648,725	(173,794)	474,931
General and administrative	16,357	1,680	50,750	—	68,787
Interest expense	37,254	759	4,259	—	42,272

	220,424	11,440	792,425	(215,708)	808,581

Other income, net	5,979	2,218	2,626	—	10,823

Income before income taxes and minority interest	56,244	4,017	107,530	(167)	167,624
Provision for income taxes	23,055	(632)	37,730	—	60,153

	33,189	4,649	69,800	(167)	107,471
Equity in income of subsidiaries	70,545	—	—	(70,545)	—
Minority interest	—	—	3,737	—	3,737

Net income	$103,734	$4,649	$66,063	$(70,712)	$103,734

	Six Months Ended June 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$254,689	$10,075	$148,734	$(38,557)	$374,941
Sales	—	—	597,327	(155,097)	442,230

	254,689	10,075	746,061	(193,654)	817,171

Costs and expenses
Cost of services	159,546	7,847	87,033	(38,557)	215,869
Cost of sales	(786)	—	516,729	(145,858)	370,085
General and administrative	22,270	1,150	53,318	(1,945)	74,793
Interest expense	31,283	1,120	7,499	—	39,902

	212,313	10,117	664,579	(186,360)	700,649

Other income, net	1,330	2,177	2,607	4,898	11,012

Income before income taxes and minority interest	43,706	2,135	84,089	(2,396)	127,534
Provision for income taxes	18,412	851	30,350	(842)	48,771

	25,294	1,284	53,739	(1,554)	78,763
Equity in income of subsidiaries	50,229	—	—	(50,229)	—
Minority interest	—	—	3,240	—	3,240

Net income	$75,523	$1,284	$50,499	$(51,783)	$75,523

7.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$67,415	$206,479	$5,690	$—	$279,584
Available-for-sale securities	143,262	—	—	—	143,262
Accounts receivable, net	37,713	2,600	236,903	(78,794)	198,422
Accounts and notes receivable, affiliate	—	—	43,952	—	43,952
Inventories, net	8,343	1,621	169,330	—	179,294
Prepaid expenses and deferred charges	3,101	2,196	9,130	—	14,427
Advances to parent and affiliates	—	—	408,963	(408,963)	—
Railcar lease fleet, net	2,168,559	32,109	201,668	(555)	2,401,781
Intermodal tank container lease fleet, net	—	—	341,263	—	341,263
Other fixed assets, net	41,336	15,364	215,511	—	272,211
Investment in subsidiaries	1,050,153	75,453	87,438	(1,213,044)	—
Other assets	5,987	444	37,281	—	43,712

Total assets	$3,525,869	$336,266	$1,757,129	$(1,701,356)	$3,917,908

Liabilities and Stockholder’s Equity

Accounts payable	$68,701	$17,196	$103,293	$(78,776)	$110,414
Accrued liabilities	153,558	1,152	109,458	388	264,556
Advances from parent and affiliates	471,119	209,771	—	(409,161)	271,729
Debt	1,259,823	2,119	127,192	—	1,389,134
Deferred income taxes and investment tax credits	441,761	22,256	140,876	—	604,893

Total liabilities	2,394,962	252,494	480,819	(487,549)	2,640,726

Minority interest	—	—	96,418	—	96,418

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,791	(477,550)	276,144
Retained earnings	782,480	70,869	788,030	(736,257)	905,122
Accumulated other comprehensive losses	(495)	—	(7)	—	(502)
Equity adjustment from foreign currency translation	(20,636)	(442)	21,078	—	—

Total stockholder’s equity	1,130,907	83,772	1,179,892	(1,213,807)	1,180,764

Total liabilities and stockholder’s equity	$3,525,869	$336,266	$1,757,129	$(1,701,356)	$3,917,908

7.	Consolidating Financial Information (Continued)

	December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$70,943	$75,151	$4,534	$—	$150,628
Short-term investments	—	82,003	—	—	82,003
Available-for-sale securities	224,000	—	—	—	224,000
Accounts receivable, net	40,682	1,445	203,808	(63,730)	182,205
Accounts and notes receivable, affiliate	—	—	43,853	—	43,853
Inventories, net	9,464	1,652	143,348	(69)	154,395
Prepaid expenses and deferred charges	3,296	2,479	21,279	—	27,054
Advances to parent and affiliates	—	—	386,205	(386,205)	—
Railcar lease fleet, net	1,911,056	31,398	213,290	(319)	2,155,425
Intermodal tank container lease fleet, net	—	—	335,510	—	335,510
Other fixed assets, net	41,261	15,196	187,376	—	243,833
Investment in subsidiaries	978,377	75,455	83,416	(1,137,248)	—
Other assets	5,820	791	33,169	—	39,780

Total assets	$3,284,899	$285,570	$1,655,788	$(1,587,571)	$3,638,686

Liabilities and Stockholder’s Equity

Accounts payable	$54,864	$16,492	$95,506	$(63,729)	$103,133
Accrued liabilities	158,123	3,687	99,038	375	261,223
Advances from parent and affiliates	250,875	146,074	—	(386,372)	10,577
Debt	1,294,134	17,419	127,237	—	1,438,790
Deferred income taxes and investment tax credits	420,937	23,308	141,453	—	585,698

Total liabilities	2,178,933	206,980	463,234	(449,726)	2,399,421

Minority interest	—	—	92,681	—	92,681

Stockholder’s equity
Common stock and additional capital	367,711	13,345	368,339	(475,098)	274,297
Retained earnings	751,967	65,843	718,326	(662,747)	873,389
Accumulated other comprehensive losses	(1,098)	—	(4)	—	(1,102)
Equity adjustment from foreign currency translation	(12,614)	(598)	13,212	—	—

Total stockholder’s equity	1,105,966	78,590	1,099,873	(1,137,845)	1,146,584

Total liabilities and stockholder’s equity	$3,284,899	$285,570	$1,655,788	$(1,587,571)	$3,638,686

7.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$116,233	$(563)	$68,963	$3,623	$188,256

Cash flows from investing activities:
Construction and purchase of lease fleet	(315,289)	(60)	(19,303)	243	(334,409)
Purchases of other fixed assets	(2,908)	(1,005)	(29,267)	(3,835)	(37,015)
Proceeds from sales of available-for-sale securities	79,716	—	—	—	79,716
Proceeds from sales of short-term investments	—	81,736	—	—	81,736
Increase (decrease) in advances from parent and affiliates	213,971	63,697	(22,942)	(411)	254,315
(Increase) decrease in other assets	(3)	188	(7,746)	—	(7,561)
Proceeds from disposals of lease fleet and other fixed assets	11,063	15	11,876	—	22,954

Net cash (used in) provided by investing activities	(13,450)	144,571	(67,382)	(4,003)	59,736

Cash flows from financing activities:
Principal payments of debt	(34,311)	(15,299)	(45)	—	(49,655)
Cash dividends	(72,000)	—	(380)	380	(72,000)

Net cash (used in) provided by financing activities	(106,311)	(15,299)	(425)	380	(121,655)

Effect of exchange rates on cash and cash equivalents	—	2,619	—	—	2,619

Net (decrease) increase in cash and cash equivalents	(3,528)	131,328	1,156	—	128,956

Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of period	$67,415	$206,479	$5,690	$—	$279,584

7.	Consolidating Financial Information (Continued)

	Six Months Ended June 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$88,166	$3,409	$62,964	$78	$154,617

Cash flows from investing activities:
Construction and purchase of lease fleet	(228,612)	(82)	(31,371)	(78)	(260,143)
Purchases of other fixed assets	(1,941)	(436)	(30,112)	—	(32,489)
Purchases of available-for-sale securities	(39,586)	—	—	—	(39,586)
Proceeds from sales of available-for-sale securities	23,574	—	—	—	23,574
Purchases of short-term investments	—	(7,083)	—	—	(7,083)
Proceeds from sales of short-term investments	—	45,297	—	—	45,297
(Increase) decrease in advances to parent and affiliates	(97,509)	23,317	(11,548)	—	(85,740)
Decrease (increase) in other assets	—	736	(1,345)	—	(609)
Proceeds from disposals of lease fleet and other fixed assets	5,319	(3)	5,987	—	11,303
Proceeds from disposition of business	—	—	5,059	—	5,059

Net cash (used in) provided by investing activities	(338,755)	61,746	(63,330)	(78)	(340,417)

Cash flows from financing activities:
Proceeds from issuance of debt	311,000	—	—	—	311,000
Principal payments of debt	(18,052)	(1,060)	(25)	—	(19,137)
Cash dividends	(52,000)	—	—	—	(52,000)

Net cash provided by (used in) financing activities	240,948	(1,060)	(25)	—	239,863

Effect of exchange rates on cash and cash equivalents	—	(732)	—	—	(732)

Net (decrease) increase in cash and cash equivalents	(9,641)	63,363	(391)	—	53,331

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of period	$52,022	$96,486	$3,159	$—	$151,667

8.	Subsequent Event

On March 30, 2006, the Company exercised options to purchase 2,155 railcars that the Company has leased since 1996 as part of certain sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was $115,445, of which $75,728 was paid on July 3, 2006. The remaining $39,717 will be paid in two installments ending in December 2006. The Company’s purchase of these railcars was consummated on July 3, 2006, at which time the purchased railcars ceased to be subject to the operating leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and our quarterly report for the period ended March 31, 2006 filed with the SEC on May 15, 2006.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2006 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Part I - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

2nd Quarter 2006 versus 2nd Quarter 2005

Performance of the equipment leasing businesses improved in all major markets. Demand for leased railcar equipment and leased intermodal tank containers remained strong, resulting in fleet growth, higher fleet utilization and improved lease rental rates.

Second quarter revenues and gross profit from services were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$205,664	$189,826	$15,838
Cost of services	109,631	108,249	1,382

Gross profit from services	$96,033	$81,577	$14,456
Gross profit %	47%	43%

Services revenue in the second quarter of 2006 increased from the second quarter of 2005 primarily due to an $11.1 million increase in railcar leasing and service revenues (equipment additions, higher lease rates and improved utilization rate), a $2.5 million increase in intermodal tank container leasing revenues (equipment additions, improved utilization rate and higher lease rates), and a $1.9 million increase in revenues in the contract rail switching business (volume).

Gross profit on services revenue in the second quarter of 2006 increased from the second quarter of 2005 primarily due to an $11.9 million increase for railcar leasing (gains on disposals, equipment additions, higher lease rates and improved utilization rate more than offsetting higher maintenance expense), and a $2.3 million increase for the intermodal tank container leasing business (equipment additions, improved utilization rate and higher lease rates).

Average fleet utilization of the Company’s railcar fleet was 99% for the second quarter of 2006, compared with 98% for the second quarter of 2005. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue increased primarily due to increased demand for products of the metals distribution business, completion of a major sulphur processing equipment contract and increased demand for railcars.

Second quarter revenues and gross profit from sales were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$302,017	$226,638	$75,379
Cost of sales	255,753	190,461	65,292

Gross profit from sales	$46,264	$36,177	$10,087
Gross profit %	15%	16%

Sales revenue for the second quarter of 2006 increased from the second quarter of 2005 primarily due to a $35.1 million increase in sulphur processing equipment (completion of a major project), $26.5 million higher sales of metals distribution products (higher volume and prices), and $17.0 million increased sales of manufactured railcars (higher volume and prices). These increases were partly offset by a $1.8 million decrease in sales of containment vessel heads (lower volume), $1.7 million lower sales of sulphur-based fertilizer (business sold in April 2005), and $1.1 million lower sales of mobile railcar moving equipment (lower volume).

Gross profit on sales revenue in the second quarter of 2006 increased from the second quarter of 2005 primarily due to a $5.6 million increase for metals distribution products (higher volume and higher prices), a $4.2 million increase in sulphur processing equipment (completion of a major project), a $3.7 million increase for manufactured railcars (higher volume and higher prices offsetting higher material costs), partially offset by a $2.0 million decrease for containment vessel heads (lower volume and higher costs).

General and administrative expenses in the second quarter of 2006 were $2.5 million lower than in the second quarter of 2005 due to higher expenses in the railcar leasing business in the second quarter of 2005.

Interest expense in the second quarter of 2006 was $2.0 million higher than in the second quarter of 2005 due to the interest expense related to new financing in 2005 more than offsetting lower interest expense from principal repayments of debt.

Provision for income taxes was $32.6 million in the second quarter of 2006 with an effective tax rate of 34.4%, compared with $27.2 million in the second quarter of 2005 with an effective tax rate of 39.7%. The decrease in the effective tax rate was primarily due to the newly-enacted reduction of Canadian income tax rates in the second quarter of 2006.

Six Months 2006 versus Six Months 2005

Performance of the equipment leasing businesses improved in all major markets. Demand for railcar equipment and leased intermodal tank containers remained strong, resulting in fleet growth, higher fleet utilization and improved lease rental rates.

First six months revenues and gross profit from services were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$404,712	$374,941	$29,771
Cost of services	222,591	215,869	6,722

Gross profit from services	$182,121	$159,072	$23,049
Gross profit %	45%	42%

Services revenue for the first six months of 2006 increased over the first six months of 2005 primarily due to a $22.6 million increase in railcar leasing and service revenues (equipment additions, higher lease rates and improved utilization rate), a $4.0 million increase in intermodal tank container leasing revenues (equipment additions, improved utilization rate and higher lease rates), and $3.6 million higher revenue in the contract rail switching business (volume).

Gross profit on services revenue in the first six months of 2006 increased from the first six months of 2005 primarily due to a $19.3 million increase for railcar leasing (gains on disposals, equipment additions, higher lease rates and improved utilization rate more than offsetting higher maintenance), and a $3.4 million increase for the intermodal tank container leasing business (equipment additions, higher utilization rate and higher lease rates).

Sales revenue increased primarily due to increased demand for products of the metals distribution business and for railcars and completion of a major sulphur processing equipment contract.

First six months revenues and gross profit from sales were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$560,670	$442,230	$118,440
Cost of sales	474,931	370,085	104,846

Gross profit from sales	$85,739	$72,145	$13,594
Gross profit %	15%	16%

Sales revenue for the first six months of 2006 increased from the first six months of 2005 primarily due to $50.8 million higher sales of metals distribution products (higher volume and prices), $35.7 million increased sales of manufactured railcars (higher volume and prices), a $35.1 million increase in sulphur processing equipment (completion of a large project), and $2.1 million higher sales of gear drives. These increases were partly offset by a $4.7 million lower sales of sulphur-based fertilizer (business sold in April 2005).

Gross profit on sales revenue in the first six months of 2006 increased from the first six months of 2005 primarily due to a $13.7 million increase for metals distribution products (higher volume and prices), a $4.2 million increase in sulphur processing equipment (completion of a large project), partially offset by a $2.0 million decrease for containment vessel heads (lower volume and higher costs) and a $1.0 million decrease for manufactured railcars (higher material costs offsetting higher volume and higher prices).

General and administrative expenses in the first six months of 2006 were $6.0 million lower than in the first six months of 2005 due to higher expenses in the railcar leasing business in the first six months of 2005.

Interest expense in the first six months of 2006 was $2.4 million higher than in the first six months of 2005 due to the interest expense related to new financing in 2005 more than offsetting lower interest expense from principal repayments of debt.

Provision for income taxes was $60.2 million in the first six months of 2006 with an effective tax rate of 35.9%, compared with $48.8 million in the first six months of 2005 with an effective tax rate of 38.2%. The decrease in the effective tax rate was primarily due to the newly-enacted reduction of Canadian income tax rates in the second quarter of 2006.

Financial Condition and Liquidity

Six Months 2006 versus Six Months 2005

The net cash provided by operating activities, funds advanced from parent and affiliates, and funds from the liquidation of short-term investments and available-for-sale securities were used to finance additions to the lease fleet and other fixed assets, pay dividends to the Company’s stockholder, and service debt obligations.

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

Cash flows from operating activities:

Operating activities provided $188.3 million of net cash in the first six months of 2006, compared with $154.6 million provided in the first six months of 2005. The net cash provided by operating activities was higher in the first six months of 2006 primarily due to higher net income and depreciation.

Cash flows from investing activities:

Net cash provided by investing activities was $59.7 million in the first six months of 2006 compared with $340.4 million used in investing activities in the first six months of 2005. The change in net cash provided by investing activities was primarily due to the change in advances to/from parent and affiliates. In 2005, the Company advanced funds to the parent and affiliates, although the amount decreased $85.7 million in the first six months. In 2006, the parent and affiliates advanced funds to the Company, which increased $254.3 million during the first six months.

During the first six months of 2006, the Company invested $371.4 million in the construction and purchase of lease fleet and other fixed assets, compared with $292.6 million in the first six months of 2005. The 2006 capital expenditures included $113.9 million to exercise purchase options for railcars related to sale-leaseback transactions (compared with $76.0 million in the first six months of 2005) and investment in railcar manufacturing assets. Of the $113.9 million for the railcars related to the sale-leaseback transactions, $63.9 million was paid in January 2006 and $25.0 million was paid in the second quarter of 2006. The remaining $25.0 million is payable in two installments during the remainder of 2006 and is included in accrued expenses.

Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

Capital spending for the construction of a new tank car manufacturing plant in Alexandria, Louisiana from inception through June 30, 2006 totaled $93.0 million, of which $23.4 million has been reimbursed by state and local governments. The remaining capital spending on the Alexandria plant, which is substantially complete and in operation, is expected to be approximately $8.0 million over the remainder of 2006. Further reimbursement of capital spending by state and local governments is expected to total approximately $7.0 million.

During the first six months of 2006, the Company received $79.7 million from the sales of available-for-sale securities. The securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), or fund other operating needs.

Proceeds from disposals of lease fleet and other fixed assets were $23.0 million in the first six months of 2006 compared with $11.3 million in the first six months of 2005.

Cash flows from financing activities:

Net cash used in financing activities was $121.7 million in the first six months of 2006 compared with $239.9 million provided by financing activities in the first six months of 2005. The change in net cash from financing activities was primarily due to the issuance of $311.0 million of debt in 2005.

During the first six months of 2006, the Company’s financing activities included principal repayments on debt totaled $49.7 million compared with $19.1 million in the first six months of 2005. Cash dividends were $72.0 million in the first six months of 2006 compared with $52.0 million in the first six months of 2005.

Management expects future cash provided from operating activities, long-term financings, available-for-sale securities, and advances from parent and affiliates will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. This FSP will be effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FSP FAS 13-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes including defining the criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets” - an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, recording at fair value and permits use of the amortization or fair value measurement methods. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This statement is effective for all financial instruments acquired, issued or subject to remeasurement in the fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the first six months of 2006 in the Company’s disclosure of the quantitative and qualitative market risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

UNION TANK CAR COMPANY
REGISTRANT

Dated: August 11, 2006	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer and principal accounting officer)