Form 10-Q
period 2006-09-30
UNION TANK CAR CO
filed 2006-11-15
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Services (leasing and other)	$205,036	$193,708	$609,748	$568,649
Sales	251,414	223,468	812,084	665,698

	456,450	417,176	1,421,832	1,234,347

Costs and expenses
Cost of services	114,200	118,651	336,791	334,520
Cost of sales	208,783	177,465	683,714	547,550
General and administrative	35,087	34,346	103,874	109,139
Interest expense	26,204	22,629	68,476	62,531

	384,274	353,091	1,192,855	1,053,740

Interest income	4,368	7,587	12,612	14,462
Other income, net	2,025	2,916	4,604	7,053

Income before income taxes and minority interest	78,569	74,588	246,193	202,122

Provision for income taxes	30,331	28,016	90,484	76,787

	48,238	46,572	155,709	125,335

Minority interest	2,092	1,105	5,829	4,345

Net income	46,146	45,467	149,880	120,990

Other comprehensive income (losses)

Unrealized gains (losses) on securities, net of tax	351	(272)	951	(800)

Minimum pension liability, net of tax	—	(39)	—	(853)

Comprehensive income	$46,497	$45,156	$150,831	$119,337

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$117,135	$150,628
Short-term investments	116,039	82,003
Available-for-sale securities	90,557	224,000
Accounts receivable, net of allowances of $7,725 ($8,117 at December 31, 2005)	207,014	182,205
Accounts and notes receivable, affiliate	44,014	43,853
Inventories, net of LIFO reserves of $98,047 ($84,184 at December 31, 2005)	198,802	154,395
Prepaid expenses and deferred charges	11,873	9,448
Railcar lease fleet, net	2,573,616	2,155,425
Intermodal tank container lease fleet, net	351,789	335,510
Other fixed assets, net	282,619	243,833
Other assets	37,519	39,780

Total assets	$4,030,977	$3,621,080

Liabilities and Stockholder’s Equity

Accounts payable	$113,165	$103,133
Accrued liabilities	265,013	243,617
Advances from parent and affiliates	366,552	10,577
Debt, including $196,058 due within one year ($85,143 at December 31, 2005)	1,367,671	1,438,790
Deferred income taxes and investment tax credits	624,805	585,698

Total liabilities	2,737,206	2,381,815

Minority interest	98,510	92,681

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	167,608
Retained earnings	919,268	873,389
Accumulated other comprehensive losses	(151)	(1,102)

Total stockholder’s equity	1,195,261	1,146,584

Total liabilities and stockholder’s equity	$4,030,977	$3,621,080

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$149,880	$120,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,929	123,573
Deferred taxes	37,336	26,898
Gain on disposition of lease fleet and other fixed assets	(19,561)	(5,193)
Other non-cash income and expenses	10,624	9,367
Changes in assets and liabilities:
Accounts receivable	(23,641)	(18,608)
Inventories	(44,978)	2,654
Prepaid expenses and deferred charges	(956)	(2,264)
Accounts payable and accrued liabilities	24,725	(18,255)

Net cash provided by operating activities	275,358	239,162

Cash flows from investing activities:
Construction and purchase of lease fleet	(561,223)	(387,392)
Purchases of other fixed assets	(54,673)	(54,808)
Purchases of available-for-sale securities	—	(95,059)
Proceeds from sales of available-for-sale securities	131,884	35,911
Purchases of short-term investments	(116,084)	(78,915)
Proceeds from sales of short-term investments	81,736	45,297
Increase in advances from parent and affiliates	350,350	21,438
Increase in other assets	(2,475)	(1,932)
Proceeds from disposals of lease fleet and other fixed assets	33,191	17,471
Proceeds from disposition of business	900	7,274

Net cash used in investing activities	(136,394)	(490,715)

Cash flows from financing activities:
Proceeds from issuance of debt	—	311,000
Principal payments of debt	(71,118)	(28,579)
Cash dividends	(104,000)	(84,000)

Net cash (used in) provided by financing activities	(175,118)	198,421

Effect of exchange rates on cash and cash equivalents	2,661	(1,952)

Decrease in cash and cash equivalents	(33,493)	(55,084)

Cash and cash equivalents at beginning of year	150,628	98,336

Cash and cash equivalents at end of period	$117,135	$43,252

Cash paid during the period for:
Interest	$55,599	$51,220
Income taxes	49,505	44,917

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include presenting the purchases and sales of available-for-sale securities and short-term investments on a gross basis in the consolidated statements of cash flow and presenting the consolidated balance sheet amounts related to certain long-term contracts accounted for under the completed contract method on a net basis. These changes have no impact on previously reported net income and are deemed to be immaterial.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods. Finished goods, work-in-process, and raw materials represented approximately 57%, 18%, and 25% of net inventories at September 30, 2006 and 55%, 14%, and 31% of net inventories at December 31, 2005, respectively. The Company uses the LIFO costing method for approximately 70% and 68% of its total gross inventories at September 30, 2006 and December 31, 2005, respectively.

3.	Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are depreciated or amortized over their useful lives primarily on the straight-line method based on management’s estimates of the period over which the assets will generate revenue. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. Gains and losses on disposals are included in other income, except for those related to railcar and intermodal tank containers disposals, which are included in cost of services.

Asset Impairment

In assessing recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Lease Fleet and Other Fixed Assets

	September 30, 2006	December 31, 2005
Railcar lease fleet
Gross cost	$4,324,529	$3,852,919
Less accumulated depreciation	(1,750,913)	(1,697,494)

	$2,573,616	$2,155,425

Intermodal tank container lease fleet
Gross cost	$486,781	$455,202
Less accumulated depreciation	(134,992)	(119,692)

	$351,789	$335,510

Other fixed assets
Gross cost	$685,463	$630,663
Less accumulated depreciation	(402,844)	(386,830)

	$282,619	$243,833

Foreign Currency Translation

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the nine months ended September 30, 2006 and 2005, Holdings absorbed a gain of $660 and a loss of $640, respectively.

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

At September 30, 2006 and December 31, 2005, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

September 30, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$80,725	$—	$(185)	$80,540
U.S. government obligations	10,051	—	(34)	10,017

	$90,776	$—	$(219)	$90,557

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$202,863	$—	$(1,509)	$201,354
U.S. government obligations	22,812	—	(166)	22,646

	$225,675	$—	$(1,675)	$224,000

The gross unrealized holding losses, less related taxes ($77 and $586 at September 30, 2006 and December 31, 2005, respectively) have been reported as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended September 30, 2006
Services revenue	$157.1	$1.9	$28.9	$17.1	$205.0
Sales revenue	16.8	200.2	—	34.4	251.4
Income before income taxes and minority interest	44.3	20.5	8.5	5.3	78.6

Three months ended September 30, 2005
Services revenue	$150.1	$2.3	$26.3	$15.0	$193.7
Sales revenue	14.6	175.6	—	33.3	223.5
Income before income taxes and minority interest	29.5	25.4	5.3	14.4	74.6

Nine months ended September 30, 2006
Services revenue	$468.1	$5.9	$83.7	$52.0	$609.7
Sales revenue	83.5	594.3	—	134.3	812.1
Income before income taxes and minority interest	123.6	67.0	23.5	32.1	246.2

Nine months ended September 30, 2005
Services revenue	$438.5	$6.6	$77.1	$46.4	$568.6
Sales revenue	45.6	518.9	—	101.2	665.7
Income before income taxes and minority interest	88.9	57.2	16.2	39.8	202.1

6.	Commitments and Contingencies

The Company’s Canadian subsidiaries have a demand credit facility of approximately $31,325 available on a no-fee basis. Holdings is a guarantor of this demand credit facility. At September 30, 2006, $5,604 of letters of credit were outstanding. No amounts were outstanding for overdrafts or borrowings as of September 30, 2006.

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of year	$833	$1,687
Net warranties issued	367	71
Settlements	(348)	(537)

Balance, end of period	$852	$1,221

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

7.	Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly owned subsidiary of the Company, has issued a series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the three months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$137,810	$6,178	$82,353	$(21,305)	$205,036
Sales	—	—	362,091	(110,677)	251,414

	137,810	6,178	444,444	(131,982)	456,450

Costs and expenses
Cost of services	86,045	4,427	45,033	(21,305)	114,200
Cost of sales	—	—	319,428	(110,645)	208,783
General and administrative	9,221	1,162	24,704	—	35,087
Interest expense	20,829	864	4,511	—	26,204

	116,095	6,453	393,676	(131,950)	384,274

Other income, net	1,628	2,468	2,297	—	6,393

Income before income taxes and minority interest	23,343	2,193	53,065	(32)	78,569
Provision for income taxes	9,571	839	19,921	—	30,331

	13,772	1,354	33,144	(32)	48,238
Equity in income of subsidiaries	32,374	—	—	(32,374)	—
Minority interest	—	—	2,092	—	2,092

Net income	$46,146	$1,354	$31,052	$(32,406)	$46,146

	Three Months Ended September 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$131,590	$5,477	$73,223	$(16,582)	$193,708
Sales	—	—	304,679	(81,211)	223,468

	131,590	5,477	377,902	(97,793)	417,176

Costs and expenses
Cost of services	86,913	1,906	46,414	(16,582)	118,651
Cost of sales	11	—	258,355	(80,901)	177,465
General and administrative	9,577	610	24,159	—	34,346
Interest expense	17,806	536	4,287	—	22,629

	114,307	3,052	333,215	(97,483)	353,091

Other income, net	7,172	289	3,042	—	10,503

Income before income taxes and minority interest	24,455	2,714	47,729	(310)	74,588
Provision for income taxes	9,195	1,077	17,859	(115)	28,016

	15,260	1,637	29,870	(195)	46,572
Equity in income of subsidiaries	30,207	—	—	(30,207)	—
Minority interest	—	—	1,105	—	1,105

Net income	$45,467	$1,637	$28,765	$(30,402)	$45,467

7.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$408,499	$19,417	$245,051	$(63,219)	$609,748
Sales	—	—	1,096,722	(284,638)	812,084

	408,499	19,417	1,341,773	(347,857)	1,421,832

Costs and expenses
Cost of services	252,858	13,428	133,724	(63,219)	336,791
Cost of sales	—	—	968,153	(284,439)	683,714
General and administrative	25,578	2,842	75,454	—	103,874
Interest expense	58,083	1,623	8,770	—	68,476

	336,519	17,893	1,186,101	(347,658)	1,192,855

Other income, net	7,607	4,686	4,923	—	17,216

Income before income taxes and minority interest	79,587	6,210	160,595	(199)	246,193
Provision for income taxes	32,626	207	57,651	—	90,484

	46,961	6,003	102,944	(199)	155,709
Equity in income of subsidiaries	102,919	—	—	(102,919)	—
Minority interest	—	—	5,829	—	5,829

Net income	$149,880	$6,003	$97,115	$(103,118)	$149,880

	Nine Months Ended September 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$386,279	$15,552	$221,957	$(55,139)	$568,649
Sales	—	—	902,006	(236,308)	665,698

	386,279	15,552	1,123,963	(291,447)	1,234,347

Costs and expenses
Cost of services	246,459	9,753	133,447	(55,139)	334,520
Cost of sales	(775)	—	784,323	(235,998)	547,550
General and administrative	31,847	1,760	75,532	—	109,139
Interest expense	49,089	1,656	11,786	—	62,531

	326,620	13,169	1,005,088	(291,137)	1,053,740

Other income, net	8,502	2,466	5,649	4,898	21,515

Income before income taxes and minority interest	68,161	4,849	124,524	4,588	202,122
Provision for income taxes	29,468	1,928	45,506	(115)	76,787

	38,693	2,921	79,018	4,703	125,335
Equity in income of subsidiaries	82,297	—	—	(82,297)	—
Minority interest	—	—	4,345	—	4,345

Net income	$120,990	$2,921	$74,673	$(77,594)	$120,990

7.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$13,869	$98,457	$4,809	$—	$117,135
Short-term investments	—	116,039	—	—	116,039
Available-for-sale securities	90,557	—	—	—	90,557
Accounts receivable, net	123,058	1,728	241,868	(159,640)	207,014
Accounts and notes receivable, affiliate	—	—	44,014	—	44,014
Inventories, net	8,772	1,512	188,518	—	198,802
Prepaid expenses and deferred charges	3,475	2,152	6,246	—	11,873
Advances to parent and affiliates	—	—	349,701	(349,701)	—
Railcar lease fleet, net	2,343,401	31,769	199,033	(587)	2,573,616
Intermodal tank container lease fleet, net	—	—	351,789	—	351,789
Other fixed assets, net	41,371	15,520	225,728	—	282,619
Investment in subsidiaries	904,627	75,453	54,036	(1,034,116)	—
Other assets	5,815	368	31,336	—	37,519

Total assets	$3,534,945	$342,998	$1,697,078	$(1,544,044)	$4,030,977

Liabilities and Stockholder’s Equity

Accounts payable	$60,832	$16,812	$195,157	$(159,636)	$113,165
Accrued liabilities	157,819	5,395	101,396	403	265,013
Advances from parent and affiliates	468,250	248,202	—	(349,900)	366,552
Debt	1,238,382	2,119	127,170	—	1,367,671
Deferred income taxes and investment tax credits	461,898	19,335	143,572	—	624,805

Total liabilities	2,387,181	291,863	567,295	(509,133)	2,737,206

Minority interest	—	—	98,510	—	98,510

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,791	(477,550)	276,144
Retained earnings	796,626	38,821	641,182	(557,361)	919,268
Accumulated other comprehensive losses	(152)	—	1	—	(151)
Equity adjustment from foreign currency translation	(18,268)	(1,031)	19,299	—	—

Total stockholder’s equity	1,147,764	51,135	1,031,273	(1,034,911)	1,195,261

Total liabilities and stockholder’s equity	$3,534,945	$342,998	$1,697,078	$(1,544,044)	$4,030,977

7.	Consolidating Financial Information (Continued)

	December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$70,943	$75,151	$4,534	$—	$150,628
Short-term investments	—	82,003	—	—	82,003
Available-for-sale securities	224,000	—	—	—	224,000
Accounts receivable, net	40,682	1,445	203,808	(63,730)	182,205
Accounts and notes receivable, affiliate	—	—	43,853	—	43,853
Inventories, net	9,464	1,652	143,348	(69)	154,395
Prepaid expenses and deferred charges	3,296	2,479	3,673	—	9,448
Advances to parent and affiliates	—	—	386,205	(386,205)	—
Railcar lease fleet, net	1,911,056	31,398	213,290	(319)	2,155,425
Intermodal tank container lease fleet, net	—	—	335,510	—	335,510
Other fixed assets, net	41,261	15,196	187,376	—	243,833
Investment in subsidiaries	978,377	75,455	83,416	(1,137,248)	—
Other assets	5,820	791	33,169	—	39,780

Total assets	$3,284,899	$285,570	$1,638,182	$(1,587,571)	$3,621,080

Liabilities and Stockholder’s Equity

Accounts payable	$54,864	$16,492	$95,506	$(63,729)	$103,133
Accrued liabilities	158,123	3,687	81,432	375	243,617
Advances from parent and affiliates	250,875	146,074	—	(386,372)	10,577
Debt	1,294,134	17,419	127,237	—	1,438,790
Deferred income taxes and investment tax credits	420,937	23,308	141,453	—	585,698

Total liabilities	2,178,933	206,980	445,628	(449,726)	2,381,815

Minority interest	—	—	92,681	—	92,681

Stockholder’s equity
Common stock and additional capital	367,711	13,345	368,339	(475,098)	274,297
Retained earnings	751,967	65,843	718,326	(662,747)	873,389
Accumulated other comprehensive losses	(1,098)	—	(4)	—	(1,102)
Equity adjustment from foreign currency translation	(12,614)	(598)	13,212	—	—

Total stockholder’s equity	1,105,966	78,590	1,099,873	(1,137,845)	1,146,584

Total liabilities and stockholder’s equity	$3,284,899	$285,570	$1,638,182	$(1,587,571)	$3,621,080

7.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$90,275	$2,809	$182,186	$88	$275,358

Cash flows from investing activities:
Construction and purchase of lease fleet	(520,051)	(89)	(41,361)	278	(561,223)
Purchases of other fixed assets	(4,377)	(1,596)	(48,700)	—	(54,673)
Proceeds from sales of available-for-sale securities	131,884	—	—	—	131,884
Purchases of short-term investments	—	(116,084)	—	—	(116,084)
Proceeds from sales of short-term investments	—	81,736	—	—	81,736
Increase (decrease) in advances from parent and affiliates	389,890	102,128	70,380	(212,048)	350,350
(Increase) decrease in other assets	(366)	423	(2,532)	—	(2,475)
Proceeds from disposals of lease fleet and other fixed assets	15,423	19	17,749	—	33,191
Proceeds from disposition of business	—	—	900	—	900

Net cash provided by (used in) investing activities	12,403	66,537	(3,564)	(211,770)	(136,394)

Cash flows from financing activities:
Principal payments of debt	(55,752)	(15,299)	(67)	—	(71,118)
Cash dividends	(104,000)	(33,402)	(178,280)	211,682	(104,000)

Net cash (used in) provided by financing activities	(159,752)	(48,701)	(178,347)	211,682	(175,118)

Effect of exchange rates on cash and cash equivalents	—	2,661	—	—	2,661

(Decrease) increase in cash and cash equivalents	(57,074)	23,306	275	—	(33,493)

Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of period	$13,869	$98,457	$4,809	$—	$117,135

7.	Consolidating Financial Information (Continued)

	Nine Months Ended September 30, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$117,231	$4,150	$118,404	$(623)	$239,162

Cash flows from investing activities:
Construction and purchase of lease fleet	(329,862)	(152)	(58,001)	623	(387,392)
Purchases of other fixed assets	(2,841)	(833)	(51,134)	—	(54,808)
Purchases of available-for-sale securities	(95,453)	—	394	—	(95,059)
Proceeds from sales of available-for-sale securities	35,911	—	—	—	35,911
Purchases of short-term investments	—	(78,915)	—	—	(78,915)
Proceeds from sales of short-term investments	—	45,297	—	—	45,297
Decrease (increase) in advances to parent and affiliates	9,541	34,160	(21,896)	(367)	21,438
Decrease (increase) in other assets	—	2,578	(4,510)	—	(1,932)
Proceeds from disposals of lease fleet and other fixed assets	7,510	—	9,961	—	17,471
Proceeds from disposition of business	—	—	7,274	—	7,274

Net cash (used in) provided by investing activities	(375,194)	2,135	(117,912)	256	(490,715)

Cash flows from financing activities:
Proceeds from issuance of debt	311,000	—	—	—	311,000
Principal payments of debt	(27,490)	(1,060)	(29)	—	(28,579)
Cash dividends	(84,000)	—	(367)	367	(84,000)

Net cash provided by (used in) financing activities	199,510	(1,060)	(396)	367	198,421

Effect of exchange rates on cash and cash equivalents	—	(1,952)	—	—	(1,952)

(Decrease) increase in cash and cash equivalents	(58,453)	3,273	96	—	(55,084)

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of period	$3,210	$36,396	$3,646	$—	$43,252

8.	Purchase Options

On March 30, 2006, the Company exercised options to purchase 2,155 railcars that the Company has leased since 1996 as part of certain sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was $115,472, of which $75,742 was paid in July 2006 and $19,865 was paid in September 2006. The remaining $19,865 will be paid in December 2006. The Company’s purchase of these railcars was consummated on July 3, 2006, at which time the purchased railcars ceased to be subject to the operating leases under these sale-leaseback transactions. The Company has early buyout options on its remaining sale-leaseback transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and our quarterly reports for the periods ended March 31, 2006 and June 30, 2006 filed with the SEC on May 15, 2006 and August 11, 2006, respectively.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2006 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Part I - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

3rd Quarter 2006 versus 3rd Quarter 2005

Performance of the equipment leasing businesses improved in all major markets. Demand for leased railcar equipment and leased intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

Third quarter revenues and gross profit from services were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$205,036	$193,708	$11,328
Cost of services	114,200	118,651	(4,451)

Gross profit from services	$90,836	$75,057	$15,779
Gross profit %	44%	39%

Services revenue in the third quarter of 2006 increased from the third quarter of 2005 primarily due to a $7.0 million increase in railcar leasing and service revenues (equipment additions and higher lease rates), a $2.6 million increase in intermodal tank container leasing revenues (equipment additions and higher lease rates), and a $1.7 million increase in revenues in the contract rail switching business (volume).

Gross profit on services revenue in the third quarter of 2006 increased from the third quarter of 2005 primarily due to a $12.5 million increase for railcar leasing (gains on disposals, equipment additions and higher lease rates more than offsetting higher maintenance and retirement expenses), and a $2.7 million increase for the intermodal tank container leasing business (equipment additions, improved utilization rate and higher lease rates).

Average fleet utilization of the Company’s railcar fleet was 98% for the third quarter of 2006, compared with 99% for the third quarter of 2005. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Strong demand continued for products of the metals distribution business and for railcars. However, despite higher metals distribution prices and volume, margins were lower due to increased costs.

Third quarter revenues and gross profit from sales were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$251,414	$223,468	$27,946
Cost of sales	208,783	177,465	31,318

Gross profit from sales	$42,631	$46,003	$(3,372)
Gross profit %	17%	21%

Sales revenue for the third quarter of 2006 increased from the third quarter of 2005 primarily due to $24.6 million higher sales of metals distribution products (higher prices and volume), $2.8 million higher sales of mobile railcar moving equipment (higher volume), $2.3 million increased sales of manufactured railcars (higher volume and prices) and a $1.6 million increase in sales of gear drives (higher volume). These increases were partly offset by a $3.5 million reduction in sales of sulphur processing equipment (completion of a project in the third quarter of 2005).

Gross profit on sales revenue in the third quarter of 2006 decreased from the third quarter of 2005 primarily due to a $3.6 million decrease for metals distribution products. The decrease in gross profit resulted from higher cost of sales, due in part to favorable cost adjustments in 2005, partially offset by the favorable impact of higher prices and higher volume.

General and administrative expenses in the third quarter of 2006 were $0.7 million higher than in the third quarter of 2005 due to higher expenses in the metals distribution and railcar businesses in the third quarter of 2006.

Interest expense in the third quarter of 2006 was $3.6 million higher than in the third quarter of 2005 due to higher interest expense on advances from parent and affiliates more than offsetting lower interest expense from principal repayments of debt.

The provision for income taxes was $30.3 million in the third quarter of 2006 with an effective tax rate of 38.6%, compared with $28.0 million in the third quarter of 2005 with an effective rate of 37.6%. The 2006 effective rate is higher as a result of an adjustment to the tax liability for unremitted foreign earnings which was partially reduced by the reduction of Canadian tax rates enacted in the second quarter.

Nine Months 2006 versus Nine Months 2005

Performance of the equipment leasing businesses improved in all major markets. Demand for railcar equipment and leased intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates, and continued high fleet utilization.

First nine months revenues and gross profit from services were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Services revenue	$609,748	$568,649	$41,099
Cost of services	336,791	334,520	2,271

Gross profit from services	$272,957	$234,129	$38,828
Gross profit %	45%	41%

Services revenue for the first nine months of 2006 increased over the first nine months of 2005 primarily due to a $29.6 million increase in railcar leasing and service revenues (equipment additions and higher lease rates), a $6.6 million increase in intermodal tank container leasing revenues (equipment additions, improved utilization rate and higher lease rates), and $5.3 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the first nine months of 2006 increased from the first nine months of 2005 primarily due to a $31.9 million increase for railcar leasing (gains on disposals, equipment additions and higher lease rates more than offsetting higher maintenance and retirement expenses), a $6.1 million increase for the intermodal tank container leasing business (equipment additions, higher utilization rate and higher lease rates), and a $1.4 million increase in the contract rail switching business (higher volume).

Demand increased for products of the metals distribution business and for railcars, with margin improvement driven by higher metals distribution volume and prices.

First nine months revenues and gross profit from sales were as follows:

	2006	2005	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$812,084	$665,698	$146,386
Cost of sales	683,714	547,550	136,164

Gross profit from sales	$128,370	$118,148	$10,222
Gross profit %	16%	18%

Sales revenue for the first nine months of 2006 increased from the first nine months of 2005 primarily due to $75.4 million higher sales of metals distribution products (higher volume and prices), $38.0 million increased sales of manufactured railcars (higher volume and prices), a $31.6 million increase in sales of sulphur processing equipment (completion of a large project), $3.7 million higher sales of gear drives and $2.7 million higher sales of mobile railcar moving equipment (higher volume). These increases were partly offset by $4.7 million lower sales of sulphur-based fertilizer (business sold in April 2005) and $1.1 million lower sales of containment vessel heads (lower volume).

Gross profit on sales revenue in the first nine months of 2006 increased from the first nine months of 2005 primarily due to a $10.1 million increase for metals distribution products (higher volume and prices more than offsetting higher cost of sales), a $4.0 million increase in sulphur processing equipment (completion of a large project). These increases were partially offset by a $2.3 million decrease for manufactured railcars (higher material costs offsetting higher volume and higher prices) and a $2.1 million decrease for containment vessel heads (lower volume and higher costs).

General and administrative expenses in the first nine months of 2006 were $5.3 million lower than in the first nine months of 2005 due to lower expenses in the railcar business in the first nine months of 2005.

Interest expense in the first nine months of 2006 was $5.9 million higher than in the first nine months of 2005 due to the interest expense related to new financing in 2005 and interest on advances from parent and affiliates more than offsetting lower interest expense from principal repayments of debt.

The provision for income taxes was $90.5 million in the first nine months of 2006 with an effective tax rate of 36.8%, compared with $76.8 million in the in the first nine months of 2005 with an effective rate of 38.0%. The 2006 effective rate is lower primarily as a result of the reduction of Canadian tax rates enacted in the second quarter.

Financial Condition and Liquidity

Nine Months 2006 versus Nine Months 2005

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

Cash flows from operating activities:

Operating activities provided $275.4 million of net cash in the first nine months of 2006, compared with $239.2 million provided in the first nine months of 2005. The net cash provided by operating activities was higher in the first nine months of 2006 primarily due to higher net income, depreciation and deferred taxes, partially offset by an increase in net working capital.

Cash flows from investing activities:

Net cash used in investing activities was $136.4 million in the first nine months of 2006 compared with $490.7 million used in investing activities in the first nine months of 2005. The change in net cash used in investing activities was primarily due to the increase in advances from parent and affiliates. In the first nine months of 2006, advances to the Company from parent and affiliates increased $350.4 million, compared with an increase of $21.4 million in the first nine months of 2005.

During the first nine months of 2006, the Company invested $561.2 million in the construction and purchase of lease fleet assets, compared with $387.4 million in the first nine months of 2005. The 2006 capital expenditures included $229.3 million to exercise purchase options for railcars related to sale-leaseback transactions (compared with $76.0 million in the first nine months of 2005) and investment in railcar manufacturing assets. Of the $229.3 million for the railcars related to the sale-leaseback transactions, $63.9 million was paid in the first quarter of 2006, $25.0 million was paid in the second quarter of 2006, and $108.1 million was paid in the third quarter of 2006. The remaining $32.3 million is payable in the fourth quarter of 2006 and is included in accrued liabilities.

Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first nine months of 2006, the Company invested $54.7 million in the construction and purchase of other fixed assets, compared with $54.8 million in the first nine months of 2005. Capital spending for the construction of a new tank car manufacturing plant in Alexandria, Louisiana from inception through September 30, 2006 totaled $100.5 million, of which $25.0 million has been reimbursed by state and local governments. The remaining capital spending on the Alexandria plant, which is substantially complete and in operation, is expected to be approximately $0.5 million over the remainder of 2006. Further reimbursement of capital spending by state and local governments is expected to total approximately $7.0 million.

During the first nine months of 2006, the Company received a net amount of $97.5 million from the sales in excess of purchases of available-for-sale securities and short-term investments. During the first nine months of 2005, the Company invested a net amount of $92.8 million for purchases in excess of sales of available-for-sale securities and short-term investments. The available-for-sale securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The short-term investments consist of commercial paper with original maturities between four and six months. These investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), or fund other operating needs.

Proceeds from disposals of lease fleet and other fixed assets were $33.2 million in the first nine months of 2006 compared with $17.5 million in the first nine months of 2005.

Cash flows from financing activities:

Net cash used in financing activities was $175.1 million in the first nine months of 2006 compared with $198.4 million provided by financing activities in the first nine months of 2005. The change in net cash from financing activities was primarily due to the issuance of $311.0 million of debt in 2005.

During the first nine months of 2006, the Company’s financing activities included principal repayments on debt totaled $71.1 million compared with $28.6 million in the first nine months of 2005. Cash dividends to Holdings were $104.0 million in the first nine months of 2006 compared with $84.0 million in the first nine months of 2005.

Management expects future cash provided from operating activities, long-term financings, available-for-sale securities, and advances from parent and affiliates will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of overfunded or underfunded status of defined benefit plans as an asset or liability and the recognition of changes in the funded status through comprehensive income. This statement also requires the measurement of funded status as of the Company’s year-end. This statement is effective for fiscal years beginning after June 15, 2007, with disclosure of the impact in fiscal years beginning after December 15, 2006. The requirement to use the Company’s year-end as the measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. This bulletin provides interpretations regarding the effects of prior year misstatements when quantifying misstatements in the current year financial statements. This bulletin is effective for any interim period in the first fiscal year ending after November 15, 2006. The adoption of this bulletin is not expected to have a material effect on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the first nine months of 2006 in the Company’s disclosure of the quantitative and qualitative market risk contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to “Business - Environmental Matters” in Item 1 and Note 9 “Contingencies” of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a description of certain environmental matters.

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

UNION TANK CAR COMPANY
REGISTRANT

Dated: November 15, 2006	By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer
and principal accounting officer)