Form 10-K
period 2006-12-31
UNION TANK CAR CO
filed 2007-03-23
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-5666

UNION TANK CAR COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-3104688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
181 W. Madison Street, 26th Floor, Chicago, Illinois	60602-4510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 372-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	—

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no voting stock held by non-affiliates of the registrant.

UNION TANK CAR COMPANY

FORM 10-K

Year Ended December 31, 2006

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

Railcar

The primary activity of the Railcar segment is leasing of railway tank cars and other railcars to North American manufacturers and other shippers of chemical products, including liquid fertilizers, liquefied petroleum gas and other petroleum and fuel products, food products and bulk plastics. The Company owns and operates one of the largest fleets of railway tank cars in the world. As of December 31, 2006, the Company’s railcar fleet comprised 73,126 tank cars and 15,401 railway cars of other types. A total of 33,755 railcars were added to the lease fleet during the ten years ended December 31, 2006. Most of the Company’s railcars were built by the Company or to its specifications and the rest were purchased from other sources.

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

Substantially all of the Company’s railcars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand railcars and ranging from one to twenty years. The average term of leases entered into during 2006 for newly manufactured railcars was approximately seven years. The average term of leases entered into during 2006 for used railway tank cars and other railcars was approximately four years. Under the terms of most leases, the Company agrees to provide a full range of services, including railcar repair and maintenance. The Company supplies relatively few railcars directly to railroads. The Company markets its railcars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the railcar lease fleet, the Company maintains data processing systems that contain information about each railcar, including mechanical specifications, maintenance and repair data, and lease terms.

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

The Company’s facilities for manufacturing and assembling railway tank cars are located in Alexandria, Louisiana (which was completed in 2006), East Chicago, Indiana and Sheldon, Texas. The Company also operates North America’s largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites.

Metals Distribution

Subsidiaries of the Company are leading distributors of carbon steel, stainless steel and aluminum tubular products; chrome and stainless bar; other carbon steel products, including beams and channels; and aircraft grade tubing and sheets, rolled form shapes and other raw materials.

These subsidiaries serve the agriculture, capital goods, machine tool, construction, transportation, refining, petrochemical, industrial, and fluid power industries, as well as aerospace companies, the military, construction trades, steel fabricators, and OEMs.

Intermodal Tank Container Leasing

Subsidiaries of the Company own, manage, lease and maintain intermodal tank containers. Intermodal tank containers are capable of transporting cargo by way of multiple modes of transportation including road, rail or ship. The container fleet consists of a wide range of equipment for the global transportation, distribution and storage of bulk liquids and gases, which allows the Company to service the full range of customer requirements. These customers include the international chemical industry and logistics operators specializing in bulk liquid transportation. One of these subsidiaries also owns a fleet of drop frame tank chassis.

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

Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. All other businesses of the Company, as described previously, plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2006
Services revenue	$629.8	$7.7	$112.9	$69.8	$820.2
Sales revenue	94.0	785.7	—	171.8	1,051.5
Interest income	—	—	—	17.1	17.1
Interest expense	68.9	0.1	15.3	11.3	95.6
Depreciation and amortization	154.2	3.6	28.7	6.2	192.7
Income before income taxes and minority interest	165.9	85.2	32.3	36.8	320.2
Segment assets	3,035.6	254.5	381.3	436.2	4,107.6
Expenditures for long-lived assets	703.3	4.5	51.4	9.6	768.8

2005
Services revenue	$593.5	$8.7	$103.8	$61.6	$767.6
Sales revenue	66.4	695.5	—	132.2	894.1
Interest income	0.1	—	—	17.8	17.9
Interest expense	69.8	—	15.2	2.7	87.7
Depreciation and amortization	130.4	3.1	27.8	5.3	166.6
Income before income taxes and minority interest	122.8	73.4	21.9	45.8	263.9
Segment assets	2,453.4	202.2	359.1	606.4	3,621.1
Expenditures for long-lived assets	523.8	4.3	41.9	11.9	581.9

2004
Services revenue	$552.5	$8.5	$96.5	$90.4	$747.9
Sales revenue	46.4	578.8	—	153.2	778.4
Interest income	—	—	—	13.0	13.0
Interest expense	60.8	0.1	13.8	0.1	74.8
Depreciation and amortization	125.0	3.9	25.9	7.4	162.2
Income before income taxes and minority interest	127.4	38.5	15.6	48.7	230.2
Segment assets	1,948.1	194.3	347.7	787.7	3,277.8
Expenditures for long-lived assets	261.1	3.5	52.9	13.9	331.4

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2006
United States	$1,582.6	$2,943.7
Canada	139.7	158.2
Other countries	149.5	238.9

Consolidated total	$1,871.8	$3,340.8

2005
United States	$1,430.3	$2,381.3
Canada	129.1	169.2
Other countries	102.3	224.0

Consolidated total	$1,661.7	$2,774.5

2004
United States	$1,258.9	$1,970.6
Canada	166.5	173.3
Other countries	100.9	218.5

Consolidated total	$1,526.3	$2,362.4

Major Customers

Revenues from any one customer did not exceed 10% of consolidated revenues during the last three years.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being material. In management’s opinion, the Company will have adequate availability of raw materials in the future.

Increased prices and reduced availability of steel and other metals have not had and are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via short-term supply agreements, the ability to increase prices and the discretionary nature of railcar construction.

Foreign Operations

The Company does not believe that there are other than normal business risks attendant to its foreign operations.

Competition

All activities of the Company compete with similar activities of other companies.

Several competitors are in the business of leasing railcars in the United States and Canada. Principal competitors are GATX Corporation, General Electric Railcar Services Corporation, ACF Industries, Incorporated, and Trinity Industries Leasing Company. Principal competitive factors are price, service, product design and reputation.

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

Employees

As of December 31, 2006, the Company had approximately 5,920 employees.

Environmental Matters

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulations. These laws cover discharges to waters; air emissions; toxic substances; and the generation, handling, storage, transportation and disposal of waste and hazardous materials. Environmental risks are inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2006, the Company spent approximately $2.8 million on remediation and related matters, compared with $2.7 million and $4.5 million in 2005 and 2004, respectively. The Company expects to spend approximately $2.7 million in 2007 on similar activities.

Two subsidiaries of the Company, Enersul Inc. and Tiger Industries L.P., have been charged with six offences under Alberta’s Environmental Protection and Enhancement Act relating to an alleged discharge of sulphur dioxide from Tiger Industries’ plant in Calgary, Alberta, Canada, on January 18, 2005. The charges were initiated on January 5, 2007. A court date in the Alberta Provincial Court has not yet been set for any trial concerning the charges. The subsidiaries are subject to a fine for each offence. The subsidiaries are engaging in informal settlement negotiations with the Province of Alberta.

The Company has been designated as a Potentially Responsible Party (“PRP”) by the United States Environmental Protection Agency (“EPA”) at the USS Lead Site in East Chicago, Indiana, and the Lake Calumet Cluster Site in Chicago, Illinois. Costs incurred to date have not been material, either individually or in the aggregate. Because of the nature of the Company’s involvement at these sites, management believes that future costs related to these sites will not be material, either individually or in the aggregate. The Company has not entered into any cost sharing arrangements with other PRP’s that make it reasonably possible the Company will incur material costs beyond its pro rata share. Further, management does not believe that any problems or uncertainties as to the financial liabilities of other PRP’s make it reasonably possible the Company will incur material costs beyond its pro rata share at these sites. The Company’s accruals for these sites are based on the amount it reasonably expects to pay with respect to the sites.

Management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

Available Information

The Company files annual reports, quarterly reports, current reports and other information with the Securities and Exchange Commission. Copies of such materials can be read, copied and obtained from the Public Reference Room of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. You can access the Company’s filings electronically by visiting the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, the Company will provide copies of such filings free of charge upon request to Union Tank Car Company, Attention: Secretary, 181 W. Madison Street, 26th Floor, Chicago, Illinois 60602-4510.

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

Our primary goods and services consist of leased railcars, leased intermodal tank containers, and metals products. Demand for these products is based on the market demand for the products of our customers and the strength and growth of the operations of our customers. Many of our customers operate in cyclical markets and therefore experience changes in demand over time. A significant decline in demand for any or all of the major categories of goods and services that we offer could adversely impact our financial performance.

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

We have a substantial investment in railway tank cars, plastic pellet hopper cars, intermodal tank containers and facilities. The construction and use of these assets is subject to the laws, rules and regulations of a number of governments and regulatory bodies. Changes to current laws, rules and regulations could occur which could result in significant expenditures to comply with such changes, or the economic or mandated obsolescence of a significant portion of our assets.

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

Our leased assets could become obsolete.

The industries in which our customers operate are driven by dynamic market forces and trends, which are in turn influenced by international and national economic and political events and factors. Demand for our leased railcars and intermodal tank containers is impacted by changes to the markets and operating environment of our customers as well as changes in rules and regulations that govern the construction and operation of our equipment. As a result, significant changes in demand for our leased assets could occur in major industries we serve, including but not limited to anhydrous ammonia, chlorine, ethanol, liquefied petroleum gas, plastics, sulphur, sulphuric acid, and vinyl chloride monomers. Significant reduction in demand or changes in transportation modes or patterns for one or more of these or other products could result in economic obsolescence of a significant portion of our leased assets.

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

Our business may be impacted by a change of control from or of our sole stockholder.

A change of control from or of our current owner, Holdings, could result in a change to a riskier business model or financial strategy. Changes such as pursuing faster, less profitable growth or a more highly leveraged capital structure could adversely affect our financial performance.

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

We are subject to both federal and state requirements for protection of the environment. We routinely assess our environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Because of the regulatory complexities and risk of unidentified contaminants relating to our properties or operations, the potential exists for remediation costs to be materially different from the costs we have estimated. If the amount of our exposure to environmental costs materially exceeds the amount of our estimate, our financial performance could be adversely affected.

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

The Company estimates that its plant facilities were utilized during the year at an average of approximately 95% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 75% for sulphur processing, 75% for railcar moving vehicles manufacturing, 65% for light rail transit product manufacturing, 90% for containment vessel head manufacturing, and 80% for gear drive manufacturing.

Railcars

The Company owns approximately 93% of its total lease fleet of 88,527 railcars, of which 73,126 are tank cars and 15,401 are other railway freight cars. Of the approximately 82,077 owned railcars, 73,455 are free of liens. Railcars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

The Company’s facilities for manufacturing and assembling railcars are located in Alexandria, Louisiana (which was completed in 2006), East Chicago, Indiana and Sheldon, Texas, together occupying about 400 acres.

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

Metals Distribution

Subsidiaries of the Company maintain numerous distribution warehouses and business offices, which are located throughout North America. There are 38 warehouse and distribution centers from which products are distributed to customers.

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 31,600 owned/managed intermodal tank containers consisting of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,556 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 79% of the units in its fleet, of which approximately 45% are free of liens.

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

Other Properties

The Company and its subsidiaries maintain numerous other manufacturing facilities, sales and business offices, and warehouses, most of which are leased, throughout North America, Europe, and Asia.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in Thousands)
Revenues
Services	$820,236		$767,590		$747,915		$718,436		$691,707
Sales	1,051,526		894,081		778,371		559,591		566,703
Net income	197,068		201,050		142,646		69,754		96,749
Ratio of earnings to fixed charges	3.77	x	3.36	x	3.25	x	2.13	x	2.48	x
At year end:
Total assets	$4,107,571		$3,621,080		$3,277,817		$2,950,966		$2,936,583
Long-term obligations	1,137,586		1,353,647		1,133,104		867,238		961,199

Significant items in net income during 2003 included goodwill impairment of $(10,865) after taxes, write-down of investment in direct financing lease of $(15,714) after taxes, adjustment to prior years’ taxes of $19,000 and deferred tax liability adjustment on foreign income previously considered permanently reinvested of $(5,500).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K for the year ended December 31, 2006 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Item 1A—Risk Factors” of this document, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

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

The major challenges in the business are: (a) competition from several strong and experienced competitors and (b) continuing to provide the level of consistent, high quality product and value-added service necessary to distinguish the Company’s products and services from those of its competitors.

The key indicators of performance are revenue growth, lease fleet growth, lease fleet utilization, and profitability.

The most significant opportunities in the business are: (a) general growth in the economy, which relies on the bulk movement of chemicals, petrochemicals, foods and other liquid and gas products and (b) displacing railway tank cars owned or net leased by shippers with equipment provided through full service leases.

Significant external factors that contribute to the long-term financial performance of full service railway tank car lessors are inflation and interest rates. New railcar lease rental rates, which are largely determined by equipment cost, operating costs, interest rates, and competitive factors, influence lease rental rates (upon renewal or leasing to a different customer) on the existing lease fleet.

The Company also manufactures tank cars, primarily for its own fleet. Increased prices and reduced availability of steel and other metals are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via a combination of purchase agreements, the ability to increase prices, and the discretionary nature of railcar construction.

Metals Distribution

Subsidiaries comprising the Metals Distribution segment are leading distributors of carbon steel, stainless steel and aluminum tubular products; chrome and stainless bar; other carbon steel products, including beams and channels; and aircraft grade tubing and sheets, rolled form shapes and other raw materials. Key characteristics of the Metals Distribution business are: (a) niche, specialty, or value-added products relative to more generic steel distribution businesses and (b) diversification across customers within the industrial sectors served, and geographically across the U.S.

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

The most significant opportunities in the business are: (a) general growth in the manufacturing sector of the economy, (b) increasing business with existing customers, (c) increasing market share by delivering a high level of value-added services at competitive prices, and (d) aquisitions.

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

The major challenges in the business are: (a) competition from strong and experienced competitors and (b) continuing to provide the level of consistent, high quality product and value-added service necessary to distinguish the Company’s products and services from those of its competitors.

The key indicators of performance are revenue growth, lease fleet growth, lease fleet utilization, and profitability.

The most significant opportunities in the business are: (a) general growth in the worldwide economy and in world trade, which relies on the bulk movement of chemicals, foods and other liquid and gas products and (b) displacing competitive modes of transport for these products, such as barrels and parcel tanker ships.

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

2006 versus 2005

Results of Operations

Performance of the equipment leasing businesses improved in all major markets. Demand for railcar equipment and leased intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates, and continued high fleet utilization. Revenues and gross profit from services were as follows:

	2006	2005	Increase
	(Dollars in Thousands)
Services revenue	$820,236	$767,590	$52,646
Cost of services	451,542	448,776	2,766

Gross profit from services	$368,694	$318,814	$49,880
Gross profit %	45%	42%

Services revenue in 2006 increased from 2005 primarily due to a $36.3 million increase in railcar leasing and service revenues (equipment additions and higher lease rates), a $9.1 million increase in intermodal tank container leasing revenues (equipment additions, improved utilization rate and higher lease rates), and $7.2 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in 2006 increased from 2005 primarily due to a $39.5 million increase for railcar leasing (increased gains on disposals, equipment additions and higher lease rates more than offsetting higher maintenance expense), a $8.8 million increase for the intermodal tank container leasing business (equipment additions, higher utilization rate and higher lease rates), and a $1.8 million increase for the contract rail switching business (higher volume).

Gains on disposals, primarily on rail cars and tank containers, totaled $21.2 million in 2006 compared with $10.4 million in 2005, and are treated as a reduction to the cost of services.

The improvement in gross margin on services revenue from 42% to 45% was primarily due to margin improvement in the railcar leasing and intermodal tank container leasing businesses.

Average fleet utilization of the Company’s railcar fleet was 99% for 2006 and 2005. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2006 was consistent with the past five years.

Demand increased for products of the metals distribution business and for railcars, with margin improvement driven by higher metals distribution volume and prices. Revenues and gross profit from sales were as follows:

	2006	2005	Increase
	(Dollars in Thousands)
Sales revenue	$1,051,526	$894,081	$157,445
Cost of sales	883,056	744,366	138,690

Gross profit from sales	$168,470	$149,715	$18,755
Gross profit %	16%	17%

Sales revenue for 2006 increased from 2005 primarily due to $90.2 million higher sales of metals distribution products (higher volume and prices), a $31.1 million increase in sales of sulphur processing equipment (completion of a large project), $27.5 million increased sales of manufactured railcars (higher volume and prices), $6.4 million higher sales of mobile railcar moving equipment (higher volume), $4.0 million higher sales of gear drives (higher volume) and $2.3 million higher sales of light rail transit products (higher volume). These increases were partially offset by $4.7 million lower sales of sulphur-based fertilizer (business sold in April 2005).

Gross profit on sales revenue in 2006 increased from 2005 primarily due to a $13.8 million increase for metals distribution products (higher volume and prices more than offsetting higher cost of sales), a $4.1 million increase in sulphur processing equipment (completion of a large project), a $1.3 million increase for light rail transit products (higher volume) and a $1.2 million increase for mobile railcar moving equipment (higher volume). These increases were partially offset by a $2.0 million decrease for containment vessel heads (higher material costs) and a $0.6 million decrease for manufactured railcars (higher material costs offsetting higher volume and higher prices).

The decline in gross margin on sales revenues from 17% to 16% was primarily due to the increase in sales of the sulphur processing equipment which had a lower margin than the overall gross margin on sales revenue.

General and administrative expenses in 2006 were $2.7 million lower than in 2005 primarily due to $4.5 million lower expenses in the railcar business (primarily higher product liability expense in 2005), and $1.0 million lower expenses in the sulphur-based fertilizer business (sold in April 2005) partially offset by $1.5 million higher expense in the metals distribution business (higher selling expense due to higher volume) and $1.0 million higher expense in the sulphur processing business (increased volume).

Interest expense in 2006 was $7.9 million higher than in 2005 due to interest on advances from parent and affiliates and the full year of interest expense related to a new financing in 2005 more than offsetting lower interest expense from principal repayments of debt and capitalized interest of $3.8 million in 2006. Interest rates and debt are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Provision for income taxes was $114.6 million in 2006 with an effective tax rate of 35.8%, compared with $56.4 million in 2005 with an effective tax rate of 21.4%. The lower effective tax rate in 2005 was the result of settling federal tax issues with the Internal Revenue Service. Income taxes are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

The funds advanced from parent and affiliates, net cash provided by operating activities, and funds from the liquidation of short-term investments and available-for-sale securities were used to finance additions to the lease fleet and other fixed assets, pay dividends to the Company’s stockholder, and service debt obligations.

It is the Company’s policy to pay to Holdings a quarterly dividend of approximately 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to Holdings. Conversely, when the Company requires additional funds to support its operations and capital expenditures, required amounts are provided by Holdings. Funds advanced to or from Holdings bear interest at commercial rates. No restrictions exist regarding the amount of dividends which may be paid or advances which may be made by the Company to Holdings.

Cash flows from operating activities:

Operating activities provided $327.4 million of net cash in 2006, compared with $338.2 million provided in 2005. The net cash provided by operating activities was lower in 2006 primarily due to changes in operating assets and liabilities, partially offset by higher depreciation and deferred taxes (see Note 16 of the Notes to Consolidated Financial Statements).

Cash flows from investing activities:

Net cash used in investing activities was $554.3 million in 2006 compared with $419.3 million used in investing activities in 2005. The change in net cash used in investing activities was primarily due to higher capital spending for construction and the purchase of lease fleet.

During 2006, the Company invested $711.5 million in the construction and purchase of lease fleet assets, compared with $510.7 million in 2005. The 2006 capital expenditures included $229.3 million to exercise purchase options for railcars related to sale-leaseback transactions (compared with $76.0 million in 2005). Of the $229.3 million for the railcars related to the sale-leaseback transactions, $63.9 million was paid in the first quarter of 2006, $25.0 million was paid in the second quarter of 2006, $108.1 million was paid in the third quarter of 2006 and the remaining $32.3 million was paid in the fourth quarter of 2006.

Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During 2006, the Company invested $57.4 million in the construction and purchase of other fixed assets, compared with $71.2 million in 2005. Capital spending for the construction of a new tank car manufacturing plant in Alexandria, Louisiana from inception through December 31, 2006 totaled $100.8 million, of which $31.6 million has been reimbursed by state and local governments. The Alexandria plant is complete and in operation. Further reimbursement of capital spending by state and local governments is expected to total approximately $0.4 million.

During 2006, the Company received a net amount of $178.7 million from the sales in excess of purchases of available-for-sale securities and short-term investments. During 2005, the Company expended a net amount of $21.8 million for purchases in excess of sales of available-for-sale securities and short-term investments. The available-for-sale securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The short-term investments consist of commercial paper with original maturities between four and six months. These investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), or fund other operating needs.

Proceeds from disposals of lease fleet and other fixed assets were $37.6 million in 2006 compared with $22.0 million in 2005.

Cash flows from financing activities:

Net cash provided by financing activities was $242.9 million in 2006 compared with $131.5 million in 2005. The change in net cash from financing activities was primarily due to the increased advances from parent and affiliates in 2006.

During 2006, the Company’s financing activities included principal repayments on debt totaling $85.1 million compared with $40.6 million in 2005. Cash dividends to Holdings were $137.0 million in 2006 compared with $140.0 million in 2005.

Management expects future cash provided from operating activities, long-term financings, available-for-sale securities, and advances from parent and affiliates will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

Approximately 11% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining Company-owned railcars are free of liens.

The following table presents the scheduled cash inflows and outflows for the railcar leasing business over the next five years based on leases and railcar-related indebtedness outstanding as of December 31, 2006:

	2007	2008	2009	2010	2011
Railcar Leasing Cash Inflows
Minimum future lease rentals	$479.6	$383.7	$296.5	$213.9	$127.8

Railcar Leasing Cash Outflows
Minimum future lease payments	42.4	40.1	37.2	39.6	42.6
Principal and interest amount of obligations	271.8	150.7	238.5	198.8	92.7

Excess (deficit) of inflows over outflows	$165.4	$192.9	$20.8	$(24.5)	$(7.5)

Minimum future lease rentals above relate to railcar leases in effect at December 31, 2006. Based upon its historical experience, the Company expects that the railcars (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

In addition, maturities of debt obligations and interest payments for the intermodal tank container leasing business over the next five years are as follows (dollars in millions):

2007	2008	2009	2010	2011
$22.6	$22.5	$21.4	$17.2	$15.3

The Company has not experienced any significant impact from general inflation on its financial position or results of operations over the last several years.

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2006 and 2005.

Contractual Obligations

At December 31, 2006, contractual obligations of the Company are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (inclusive of interest)	$1,753.6	$294.6	$433.5	$324.5	$701.0
Operating leases	363.5	45.4	82.1	84.4	151.6
Purchase obligations	29.7	27.6	2.1	—	—

Total contractual obligations	$2,146.8	$367.6	$517.7	$408.9	$852.6

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

The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that, of its significant accounting policies (see “Summary of Accounting Principles and Practices” more fully described in Note 2 of the Notes to Consolidated Financial Statements), the following policies involve a higher degree of judgment and/or complexity.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective in 2008 for the Company. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of overfunded or underfunded status of defined benefit plans as an asset or liability and the recognition of changes in the funded status through comprehensive income. This statement also requires the measurement of funded status as of the Company’s year-end. This statement is effective in 2007 for the Company, with disclosure of the impact in fiscal years beginning in the first quarter of 2007. The requirement to use the Company’s year-end, rather than the September 30 measurement date currently used, as the measurement date is effective for fiscal years ending after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective in 2008 for the Company. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Staff Position No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP 13-2 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The adoption of FSP 13-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes including defining the criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective in 2007 for the Company, with the cumulative effect of the change in accounting principle recorded as an adjustment to January 1, 2007 retained earnings. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

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

Average fleet utilization of the Company’s railcar fleet was 99% for 2005, compared with 96% for 2004. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, petroleum products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases. Over the past five years, the average term of leases entered into for newly manufactured railcars was approximately seven years, and the average term of leases entered into for used railcars was approximately four years. The average term of leases entered into during 2005 was consistent with the past five years.

Sales revenue increased primarily due to increased demand for products of the metals distribution business. Revenues and gross profit from sales were as follows:

	2005	2004	Increase
	(Dollars in Thousands)
Sales revenue	$894,081	$778,371	$115,710
Cost of sales	744,366	642,813	101,553

Gross profit from sales	$149,715	$135,558	$14,157
Gross profit %	17%	17%

Sales revenue for 2005 increased from 2004 primarily due to $116.7 million higher sales of metals distribution products (higher prices and volume), $20.0 million increased sales of manufactured railcars (higher volume and prices), $7.5 million higher sales of containment vessel heads (higher volume and prices), $5.4 million higher sales of mobile railcar moving vehicles (higher volume), and $4.6 million higher sales of light rail transit components, more than offsetting $18.0 million lower sales of fasteners (transferred to an affiliate of Holdings in December, 2004), $10.8 million lower sales of sulphur-based fertilizer (certain assets of the business sold in April, 2005), and $8.5 million lower sales of sulphur processing equipment (timing of project completion).

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

General and administrative expenses in 2005 were $2.2 million higher than 2004 due to higher costs in the railcar and intermodal tank container leasing businesses, partially offset by reductions due to the transfer of the fastener business to an affiliate of Holdings in December, 2004 and the sale of certain assets related to the sulphur-based fertilizer business in April, 2005.

Interest expense in 2005 was $12.9 million higher than 2004 due to the interest expense related to new financing in 2004 and 2005 more than offsetting lower interest expense from principal repayments of debt. Interest rates and debt are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Interest income in 2005 was $4.9 million higher than 2004 due to higher average balances of available-for-sale securities.

Other income, net of expenses, in 2005 was $6.4 million lower than in 2004 due to $6.2 million of income in 2004 from the receipt and disposal of certain financial assets related to settlement of a bankruptcy claim against Air Canada and a gain of $3.0 million in 2004 on the sale of an unused parcel of land.

Provision for income taxes was $56.4 million in 2005 with an effective tax rate of 21.4%, compared with $81.8 million in 2004 with an effective tax rate of 35.5%. The lower effective tax rate in 2005 is the result of settling federal tax issues with the Internal Revenue Service. Income taxes are discussed in Note 5 of the Notes to Consolidated Financial Statements.

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

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value 12-31-2006
	(Dollars in Millions)
Fixed rate debt	$216.1	$107.5	$205.1	$174.2	$73.9	$576.9	$1,353.7	$1,372.9
Average interest rate	7.04%	6.75%	7.18%	6.31%	5.70%	5.51%	6.22%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Union Tank Car Company:

We have audited the accompanying consolidated balance sheets of Union Tank Car Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2004 were audited by other auditors whose report, dated March 9, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Tank Car Company

We have audited the accompanying consolidated statements of income, stockholder’s equity and cash flows of Union Tank Car Company and subsidiaries for the year ended December 31, 2004. Our audit for this period also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Union Tank Car Company for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for this period, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
March 9, 2005

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	For the Year Ended December 31,
	2006	2005	2004
Revenues
Services (leasing and other)	$820,236	$767,590	$747,915
Sales	1,051,526	894,081	778,371

	1,871,762	1,661,671	1,526,286

Costs and expenses
Cost of services	451,542	448,776	465,219
Cost of sales	883,056	744,366	642,813
General and administrative	141,031	143,740	141,546
Interest expense	95,598	87,675	74,796

	1,571,227	1,424,557	1,324,374

Operating income	300,535	237,114	201,912

Interest income	17,050	17,926	13,029
Other income, net	2,576	8,855	15,286

Income before income taxes and minority interest	320,161	263,895	230,227

Provision for income taxes	114,566	56,436	81,784

	205,595	207,459	148,443

Minority interest	8,527	6,409	5,797

Net income	$197,068	$201,050	$142,646

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2006	2005
Assets

Cash and cash equivalents	$165,588	$150,628
Short-term investments	97,542	82,003
Available-for-sale securities	24,445	224,000
Accounts receivable, primarily due within one year, less allowance for doubtful accounts of $6,577 in 2006 and $8,117 in 2005	205,336	182,205
Accounts and notes receivable, affiliate	44,012	43,853
Inventories, net of LIFO reserves of $103,543 in 2006 and $84,184 in 2005	218,879	154,395
Prepaid expenses and deferred charges	10,923	9,448
Railcar lease fleet, net	2,669,700	2,155,425
Intermodal tank container lease fleet, net	356,329	335,510
Other fixed assets, net	276,478	243,833
Other assets	38,339	39,780

Total assets	$4,107,571	$3,621,080

Liabilities and Stockholder’s Equity

Accounts payable	$96,418	$103,133
Accrued rent	40,468	60,954
Accrued liabilities	190,641	182,663
Advances from parent and affiliates	472,146	10,577
Debt	1,353,647	1,438,790
Deferred income taxes and investment tax credits	643,453	585,698

Total liabilities	2,796,773	2,381,815

Minority interest	101,208	92,681

Stockholder’s equity
Common stock, no par value; 1,000 shares authorized and issued as of December 31, 2006 and 2005	106,689	106,689
Additional capital	169,455	167,608
Retained earnings	933,457	873,389
Accumulated other comprehensive losses	(11)	(1,102)

Total stockholder’s equity	1,209,590	1,146,584

Total liabilities and stockholder’s equity	$4,107,571	$3,621,080

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Gains (Losses)	Total
Balance at December 31, 2003	$106,689	$158,372	$768,693	$—	$1,033,754

Net income	—	—	142,646	—	142,646
Unrealized losses on available-for-sale securities, net	—	—	—	(401)	(401)

Comprehensive income					142,245
Cash dividends	—	—	(99,000)	—	(99,000)

Balance at December 31, 2004	106,689	158,372	812,339	(401)	1,076,999

Net income	—	—	201,050	—	201,050
Unrealized losses on available-for-sale securities, net	—	—	—	(701)	(701)

Comprehensive income					200,349
Capital contribution	—	9,236	—	—	9,236
Cash dividends	—	—	(140,000)	—	(140,000)

Balance at December 31, 2005	106,689	167,608	873,389	(1,102)	1,146,584

Net income	—	—	197,068	—	197,068
Unrealized gains on available-for-sale securities, net	—	—	—	1,091	1,091

Comprehensive income					198,159
Capital contribution	—	1,847	—	—	1,847
Cash dividends	—	—	(137,000)	—	(137,000)

Balance at December 31, 2006	$106,689	$169,455	$933,457	$(11)	$1,209,590

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$197,068	$201,050	$142,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,670	166,586	162,190
Deferred income taxes	60,744	986	37,069
Gain on disposition of lease fleet and other fixed assets	(21,150)	(10,371)	(10,785)
Gain on disposition of business	(267)	—	—
Other non-cash income and expenses	15,349	12,981	12,034
Changes in operating assets and liabilities (see Note 16)	(116,991)	(33,076)	(57,296)

Net cash provided by operating activities	327,423	338,156	285,858

Cash flows from investing activities:
Construction and purchase of lease fleet	(711,468)	(510,722)	(287,975)
Purchases of other fixed assets	(57,360)	(71,188)	(43,410)
Purchases of available-for-sale securities	—	(103,088)	(296,140)
Proceeds from sales of available-for-sale securities	197,452	114,791	47,734
Purchases of short-term investments	(116,084)	(78,915)	(46,992)
Proceeds from sales of short-term investments	97,313	45,429	62,606
Increase in advances from parent and affiliates	—	155,265	148,209
(Increase) decrease in other assets and investments	(2,682)	(169)	8,256
Proceeds from disposals of lease fleet and other fixed assets	37,631	22,039	31,125
Proceeds from disposition of business	900	7,274	6,344

Net cash used in investing activities	(554,298)	(419,284)	(370,243)

Cash flows from financing activities:
Increase in advances from parent and affiliates	465,083	—	—
Proceeds from issuance of debt	—	312,121	300,000
Principal payments of debt	(85,143)	(40,583)	(78,436)
Cash dividends	(137,000)	(140,000)	(99,000)

Net cash provided by financing activities	242,940	131,538	122,564

Effect of exchange rates on cash and cash equivalents	(1,105)	1,882	3,960

Net increase in cash and cash equivalents	14,960	52,292	42,139

Cash and cash equivalents at beginning of year	150,628	98,336	56,197

Cash and cash equivalents at end of year	$165,588	$150,628	$98,336

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

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in companies where the Company has greater than 50% ownership interests are fully consolidated, with the equity owned by the respective partners shown as minority interest on the consolidated balance sheets and their portion of net income or loss shown separately in the consolidated statements of income.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications included presenting the consolidated balance sheets amounts related to certain long-term contracts accounted for under the completed contract method on a net basis. These changes in presentation have no impact on previously reported net income and are deemed to be immaterial.

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Accounting Principles and Practices (Continued)

Lessor Accounting

Most of the Company’s railcar and intermodal tank container leases with its customers are classified as operating leases. Aggregate rentals from operating leases are reported as revenue ratably over the life of the lease as collectibility is reasonably assured. Expenses, including depreciation and maintenance, are charged as incurred.

The Company periodically reviews and evaluates the ultimate realization of the receivables and properties under lease contracts. Allowances for losses are maintained at amounts necessary to cover anticipated losses based on management’s assessment of various factors, including loss experience and review of specific accounts.

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

Translation adjustments and transaction gains and losses are borne by Holdings. For the years ended December 31, 2006, 2005 and 2004, Holdings absorbed losses of $2,605, $732, and $1,126, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Accounting Principles and Practices (Continued)

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.

Short-Term Investments

Short-term investments consist of commercial paper with original maturities between four and six months.

Available-for-Sale Securities

Available-for-Sale Securities consist of investment-grade corporate debt securities and U.S. government obligations. Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholder’s equity. Fair value is primarily determined by quoted market prices at the end of the reporting period. In determining gains and losses, both realized and unrealized, cost basis is specifically identified for each security.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable as well as establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Uncollectible receivables are charged against the allowance for doubtful accounts when approved by management after all collection efforts have been exhausted. Revenues from any one customer did not exceed 10% of consolidated revenues during the last three years.

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Accounting Principles and Practices (Continued)

Depreciation and Fixed Asset Accounting

Railcars, intermodal tank containers and other fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives primarily on the straight-line method. The estimated useful lives are: railcars, 20-30 years; intermodal tank containers, 20 years; buildings and improvements, 10-50 years; and machinery and equipment, 3-20 years.

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful lives or, if shorter, the remaining useful lives of the related assets. Maintenance and repairs are charged to expense when incurred.

Gains and losses on disposals are included in other income, except for those related to railcar and intermodal tank container disposals, which are included in cost of services.

Impairment of Long-lived and Identifiable Intangible Assets

Carrying values of long-lived assets and identifiable intangible assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of an asset will not be recoverable, as determined based on the undiscounted net cash flows of the asset over the remaining useful life, the carrying value of the asset is reduced to its estimated fair value (based on an estimate of discounted net future cash flows). There were no significant impairments in 2006, 2005 or 2004.

Fair Value of Financial Instruments

Recorded amounts for financial instruments approximate the instruments’ fair value except for debt discussed in Note 10.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrated risks consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s customer base. The Company also maintains deposits of cash and cash equivalents with major financial institutions of high credit quality. The Company’s policy is designed to limit exposure to any one institution.

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Railcar Lease Data

Railcars are leased directly to several hundred shippers located throughout North America. Each lease involves one to several thousand railcars, normally for periods ranging from one to twenty years. The average term of leases entered into during 2006 for newly manufactured railcars was approximately seven years. The average term of leases entered into during 2006 for used railway tank cars and other railcars was approximately four years. Under the terms of most of the leases, the Company agrees to provide a full range of services including railcar repair and maintenance.

Minimum future lease rentals to be received on the railcar lease fleet (including railcars leased from others) were as follows as of December 31, 2006:

Operating Leases
2007	$479,554
2008	383,687
2009	296,460
2010	213,874
2011	127,817
2012 and thereafter	196,301

$1,697,693

4. Lease Commitments

The Company and its subsidiaries, as lessee, have entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

At December 31, 2006, future minimum rental commitments for all noncancelable operating leases are as follows:

	Operating Leases
	Sale- Leaseback	Others	Total
2007	$40,741	$4,682	$45,423
2008	38,413	4,662	43,075
2009	35,412	3,600	39,012
2010	37,758	3,018	40,776
2011	40,753	2,843	43,596
2012 and thereafter	142,187	9,402	151,589

	$335,264	$28,207	$363,471

Amounts under “Sale-Leaseback” involve financing transactions in which railcars are sold by the Company to outside investors and leased back under operating leases.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Lease Commitments (Continued)

In September 2005 and March 2006, the Company exercised options to purchase a total of 4,579 railcars that the Company has leased as part of certain sale-leaseback transactions in 1994, 1995 and 1996. The Company’s purchases of these railcars were consummated in January 2006 and July 2006, respectively, at which time the purchased railcars ceased to be subject to the operating leases under these sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was $229,344, all of which was paid in 2006. The Company has early buyout options on its remaining sale-leaseback transactions.

Minimum future sublease revenue to be received under existing railcar sale-leaseback leases as of December 31, 2006 is presented below. Sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected below.

Sale- Leaseback Leases
2007	$64,867
2008	51,522
2009	36,321
2010	22,834
2011	13,464
2012 and thereafter	27,172

$216,180

Sublease rentals recorded as revenue for the years ended December 31, 2006, 2005 and 2004 were approximately $54,000, $76,000 and $83,000, respectively.

Rentals charged to costs and expenses were $49,890, $67,220 and $77,315 in 2006, 2005 and 2004, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. State, local and foreign income taxes, in general, are reflected on the basis of individual company liabilities, except as follows. Under an arrangement with Holdings, federal income taxes, before consideration of tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, Holdings on this basis. If deductions and credits available to Holdings’ entire consolidated group exceed those which can be used on its tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. In 2006, the tax credits allocated to the Company were lower than as if the Company filed a separate consolidated return by $1,260. In prior years, the consolidated tax credits allocated to the Company exceeded those computed as if the Company had filed a separate consolidated tax return by $183 and $3,920 in 2005 and 2004, respectively. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

Undistributed earnings of the Company’s foreign subsidiaries reflect full provisions for income taxes. The Company recorded a provision (benefit) for taxes that would be payable upon repatriation of such earnings into the U.S of $(1,208), $(134) and $3,314 in 2006, 2005 and 2004, respectively.

The following summarizes the provision (benefit) for income taxes:

	2006	2005	2004
State
Current	$1,077	$2,691	$6,638
Deferred	2,503	408	73
Federal
Current	29,025	36,405	20,353
Deferred and investment tax credit	59,593	5,167	38,057
Foreign
Current	23,720	16,354	17,724
Deferred and investment tax credit	(1,352)	(4,589)	(1,061)

Total	$114,566	$56,436	$81,784

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Continued)

In 2006, 2005 and 2004, the Company paid foreign withholding taxes of $7,098, $2,314 and $4,858, respectively.

Income tax effects of significant items which resulted in effective tax rates of 35.8% in 2006, 21.4% in 2005, and 35.5% in 2004 follow:

	2006	2005	2004
Income taxes at 35% federal statutory rate	$112,056	$92,363	$80,579
Increase (decrease) resulting from:
Amortization of investment tax credits	(675)	(723)	(843)
State income taxes, net of federal income tax benefit	3,203	2,157	4,387
Excess tax (benefit) on foreign income	(458)	331	(7,792)
Additional tax on unremitted foreign earnings	(1,208)	(134)	3,314
Resolution of tax contingencies and adjustment to prior years’ taxes	2,683	(34,937)	1,400
Other, net	(1,035)	(2,621)	739

Total income taxes	$114,566	$56,436	$81,784

During the fourth quarter of 2005, Holdings and the Internal Revenue Service reached agreement on all unresolved tax issues for 1976 through 1999, with the 1985-1990 settlement subject to approval by the Joint Committee on Taxation. As a result, the Company recorded a $34,937 adjustment in 2005 reflecting the Company’s allocated liability reduction. During the second quarter of 2006, Holdings completed federal tax examinations for the years 2000 through 2002 with the Internal Revenue Service. The issues that were settled resulted in an insignificant reduction of the Company’s income taxes.

Provisions have been reflected in the accompanying consolidated financials statements for the estimated income taxes and interest thereon through 2006. Management believes the amounts provided for taxes and interest for the remaining open tax years are adequate.

The excess tax (benefit) on foreign income represents rates different than the U.S. federal statutory rate. The benefit in 2006 is a result of a reduction in Canadian tax rates, partially offset by higher taxes on the repatriation of foreign earnings. The additional tax expense in 2005 results from foreign withholding taxes without the offset of a U.S. foreign tax credit. The excess benefit on foreign income in 2004 is due primarily to Holdings’ allocation of 2004 foreign tax credits pursuant to the Holdings’ tax sharing agreement as noted above.

Income tax expense is based upon domestic and foreign income before taxes as follows:

	2006	2005	2004
Domestic	$272,466	$233,621	$190,253
Foreign	47,695	30,274	39,974

Total	$320,161	$263,895	$230,227

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets and (liabilities) result from the following temporary differences:

	2006	2005
Excess of tax over book depreciation	$(673,147)	$(609,632)
Other	(3,468)	(11,628)

Gross liabilities	(676,615)	(621,260)

Accrued expenses and reserves	27,985	29,259
Foreign net operating losses	260	578
Foreign tax credit carryforwards	—	21,916
Other	5,177	6,106

Gross assets	33,422	57,859

Valuation allowance	(260)	(22,297)

Net deferred income tax liability	$(643,453)	$(585,698)

The Company had approximately $869 and $1,909 of net operating loss carryforwards available to offset future taxable income in various foreign jurisdictions for 2006 and 2005, respectively. These carryforwards expire between 2009 and 2015. Due to the uncertain realization of the benefit of the carryforwards, appropriate valuation allowances have been provided of $260 and $381 for foreign jurisdiction net operating losses for 2006 and 2005, respectively, and $21,916 for U.S. foreign tax credits for 2005. In 2006, the carryforward foreign tax credits were realized by Holdings as a result of a transaction not related to the Company and therefore the benefit was allocated to that transaction. The Company has no U.S. foreign tax credit carryforwards available to reduce future U.S. federal income taxes due to utilization of all such carryforwards during 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes including defining the criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment of January 1, 2007 retained earnings. The Company is currently assessing the impact of this interpretation on its consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Available-for-Sale Securities

At December 31, 2006 and 2005, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$19,404	$—	$(12)	$19,392
U.S. government obligations	5,056	—	(3)	5,053

	$24,460	$—	$(15)	$24,445

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$202,863	$—	$(1,509)	$201,354
U.S. government obligations	22,812	—	(166)	22,646

	$225,675	$—	$(1,675)	$224,000

The gross unrealized holding losses, less related taxes ($5 and $586 at December 31, 2006 and December 31, 2005, respectively) have been reported as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

The fair values of investments with gross unrealized losses were $24,445 and $224,000 at December 31, 2006 and 2005, respectively. The Company considers unrealized losses to be temporary.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2006:

Less than one year	$21,415
Due in 3 years	3,030

Total	$24,445

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Inventories

	December 31,
	2006	2005
Raw materials	$35,012	$49,548
Work-in-process	52,222	21,274
Finished goods	240,556	173,718
Obsolescence and other reserves	(5,368)	(5,961)

	322,422	238,579
LIFO reserve	(103,543)	(84,184)

Net	$218,879	$154,395

Inventories valued under the LIFO method (72% and 68% in 2006 and 2005, respectively) were approximately $103,543 and $84,184 less than the current costs of such inventories at December 31, 2006 and 2005, respectively.

8. Lease Fleet and Other Fixed Assets

	December 31,
	2006	2005
Railcar lease fleet
Gross cost	$4,437,125	$3,852,919
Less accumulated depreciation	(1,767,425)	(1,697,494)

	$2,669,700	$2,155,425

Intermodal tank container lease fleet
Gross cost	$497,665	$455,202
Less accumulated depreciation	(141,336)	(119,692)

	$356,329	$335,510

Other fixed assets, at cost
Land	$16,386	$16,386
Buildings and improvements	239,993	198,318
Machinery and equipment	372,681	355,380
Construction in progress	51,383	60,579

	680,443	630,663
Less accumulated depreciation	(403,965)	(386,830)

	$276,478	$243,833

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Lease Fleet and Other Fixed Assets (Continued)

Capital spending as of the end of 2006 for the construction of a new tank car manufacturing plant in Alexandria, Louisiana totaled $100,755, of which $31,604 has been reimbursed by state and local governments. The net amount is included in other fixed assets shown above. This railcar manufacturing facility was completed in 2006.

During 2006, the Company capitalized interest expense of $3,835 on its Alexandria, Louisiana facility.

Depreciation expense recorded in the consolidated statements of income totaled $192,413, $165,642, and $160,649, for the years ended December 31, 2006, 2005 and 2004, respectively.

9. Completed Contracts

Certain projects are accounted for using the completed contract method because of inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion.

	December 31,
	2006	2005
Cost incurred	$16,274	$17,606
Deferred revenue	(36,971)	(18,993)

Net billing in excess of cost included in accrued liabilities in consolidated balance sheets	$(20,697)	$(1,387)

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt

	December 31,
	2006	2005
Unsecured senior and medium-term notes, payable periodically through 2020 at 4.71%—7.45% (average rate of 5.94% as of December 31, 2006 and 5.95% as of December 31, 2005)	$1,021,000	$1,031,000

Senior secured notes, payable periodically through 2016 at 6.79%—7.68% (average rate of 7.13% as of December 31, 2006 and 7.15% as of December 31, 2005)	301,205	319,980

Equipment trust certificates, payable periodically through 2009 at 6.50%—6.60% (average rate of 6.57% as of December 31, 2006 and 6.74% as of December 31, 2005)	30,296	86,574

Other long-term borrowings, payable periodically through 2015 (average rate of 8.21% as of December 31, 2006 and 8.17% as of December 31, 2005)	1,146	1,236

	$1,353,647	$1,438,790

In June 2005, the Company issued $311,000 principal amount of unsecured Senior Notes. Interest on the notes is payable semiannually on May 15 and November 15 at the rate of 4.71% per annum. Principal is payable annually commencing on May 15, 2010 and continuing until maturity on May 15, 2020.

The remaining $710,000 principal amount of unsecured Notes consists of $600,000 unsecured Senior Notes and $110,000 unsecured Medium-Term Notes. The notes were issued between 1997 and 2004. The notes bear interest at rates between 5.64% and 7.45% with maturities ranging from 2007 to 2019. Interest on all notes is paid semiannually.

Senior Secured Notes of $89,205 are secured by approximately 1,900 railcars with an original cost of approximately $121,800 and 1,095 intermodal tank containers and wheeled chassis with an original cost of approximately $23,700. Senior Secured Notes of $100,000 are secured by railcars with an original cost of approximately $134,100. Senior Secured Notes of $112,000 are secured by intermodal tank container assets with an original cost of approximately $240,500 and the future stream of leasing income on such intermodal tank containers.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

Equipment Trust Certificates are secured by railcars with an original cost of approximately $268,500 and $403,700 at December 31, 2006 and 2005, respectively.

The Company’s Canadian subsidiaries have approximately $30,030 and $30,100 of demand credit facility available on a no-fee basis at December 31, 2006 and 2005, respectively. Holdings is a guarantor of this demand credit facility. At December 31, 2006 and 2005, $4,739 and $7,521 of letters of credit were outstanding, respectively. No amounts were outstanding for overdrafts or borrowings as of December 31, 2006 and 2005.

Maturities of debt obligations for the years 2007—2011 are as follows:

2007	2008	2009	2010	2011
$216,061	$107,486	$205,104	$174,248	$73,888

The estimated fair value of debt is as follows:

	December 31,
	2006	2005
Unsecured senior and medium-term notes	$1,016,636	$1,050,247
Senior secured notes	324,304	352,084
Equipment trust certificates	30,824	88,516
Other long-term borrowings	1,146	1,236

	$1,372,910	$1,492,083

The current fair value of the Company’s debt is estimated by discounting the future interest and principal cash flows at the Company’s estimated incremental borrowing rate at the respective year-end for debt with similar maturities. The Company currently anticipates holding all debt until maturity.

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

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability, products liability, health and workers’ compensation liabilities. The Company maintains no property damage insurance on its railcars or intermodal tank containers. The Company has accrued for the estimated costs of reported claims, as well as incurred but not reported, health and workers’ compensation claims.

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

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the year are as follows:

	2006	2005
Balance, beginning of year	$833	$1,687
Warranties issued (written off)	347	(22)
Settlements	(484)	(832)

Balance, end of year	$696	$833

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

12. Purchase Obligation Commitments

At December 31, 2006, the Company had purchase obligation commitments outstanding of $29,731 primarily for the purchase of hopper cars and intermodal tank containers in 2007.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Pension Benefits

Substantially all of the Company’s employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. Discretionary and defined contribution plan expense for 2006, 2005 and 2004 was $15,445, $15,100 and $12,444, respectively.

As of December 31, 2006, the Company’s defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company’s funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans’ termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan expense (income) was $5, $684 and $(25) for 2006, 2005 and 2004, respectively. Prepaid pension costs recognized in the consolidated balance sheets were $1,751 and $1,571 at December 31, 2006 and 2005, respectively. Accrued pension costs recognized in the consolidated balance sheets were $2,523 and $2,410 at December 31, 2006 and 2005, respectively. The amounts and timing of payments related to these plans are not material to the consolidated financial statements.

14. Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and co-payment provisions, Medicare supplements and other limitations. At December 31, 2006 and 2005, the liability for postretirement health care and life insurance benefits was $11,145 and $5,598, respectively, and was included in accrued liabilities in the consolidated balance sheets. The assumption used in determining the 2006 liability included a 5.75% discount rate and healthcare trend rate of 12.00% in 2006 trending down to 5.00% in 2013. The amounts and timing of payments related to these plans are not material to the consolidated financial statements.

Expense related to these benefits was $3,189, $766 and $923 in 2006, 2005 and 2004, respectively. The increase relates primarily to adjustments in annuity factors and other assumptions.

15. Derivative Financial Instruments

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2006 and 2005.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplementary Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2006	2005	2004
Changes in operating assets and liabilities:
Accounts receivable	$(23,881)	$(10,830)	$(40,606)
Inventories	(64,972)	(8,725)	(36,675)
Prepaid expenses and deferred charges	(202)	(3,452)	(1,692)
Accounts payable, accrued rent and accrued liabilities	(27,936)	(10,069)	21,677

	$(116,991)	$(33,076)	$(57,296)

Cash paid during the year for:
Interest	$88,620	$86,075	$74,275
Income taxes	57,055	56,179	40,594

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in short-term investments and advances from parent.

17. Related Party Transactions

The following table sets forth the related party transaction amounts included in the consolidated financial statements, other than those disclosed elsewhere in these consolidated financial statements.

	Interest Expense (Income)	Administrative Services Fee	Insurance Billed
2006	$10,001	$4,314	$5,427
2005	(5,921)	4,314	6,087
2004	(7,774)	4,314	5,616

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to Holdings on an unsecured demand basis. Conversely, when the Company requires additional funds to support its operations and capital expenditures, required amounts are provided by Holdings. Such advances from/(to) Holdings, which bear interest principally at 30-day LIBOR plus 1%, amounted to $422,436 and $(17,098) at December 31, 2006 and 2005, respectively.

Certain of the Company’s Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of Holdings resulted in payables of $49,710 and $27,675 at December 31, 2006 and 2005, respectively, which are included in advances from parent and affiliates in the consolidated balance sheets.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Related Party Transactions (Continued)

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

Worldwide Containers, Inc. (“WCI”), an indirect majority-owned subsidiary of the Company, is approximately 20% owned by an affiliate of the Company. The Company’s minority partners’ interest in WCI at December 31, 2006 and 2005 was $101,208 and $92,681, respectively. The minority interest in income for the years ended December 31, 2006, 2005 and 2004 was $8,527, $6,409 and $5,797, respectively.

WCI has a demand note with Holdings which bears interest at 30-day LIBOR plus 0.2% payable quarterly. The amount outstanding under this note as of December 31, 2006 and 2005 totaled $44,012 and $43,853, respectively. These amounts are recorded in accounts and notes receivable, affiliate in the consolidated balance sheets.

WCI has a 20.0% minority investment in a domestic subsidiary of Holdings. This minority investment included in other assets in the consolidated balance sheets at December 31, 2006 and 2005 was $6,480 and $5,486, respectively.

Another subsidiary of the Company has a 23.7% minority investment in a foreign subsidiary of Holdings. This minority investment included in other assets in the consolidated balance sheets at December 31, 2006 and 2005 was $12,342 and $11,008, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Data (Unaudited)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2006
Sales and services revenues	$457,701	$507,681	$456,450	$449,930
Cost of sales and services	332,138	365,384	322,983	314,093

Gross profit	125,563	142,297	133,467	135,837

Net income	$43,800	$59,934	$46,146	$47,188

2005
Sales and services revenues	$400,707	$416,464	$417,176	$427,324
Cost of sales and services	287,244	298,710	296,116	311,072

Gross profit	113,463	117,754	121,060	116,252

Net income	$35,851	$39,672	$45,467	$80,060

Results for the second quarter of 2006 included the completion of a major sulphur equipment processing project, increases in metal distribution product sales and an increase in railcar service revenues, which in total increased gross profit approximately $14,000.

Results for the fourth quarter of 2005 included a $34,937 tax benefit as a result of settling federal tax issues with the Internal Revenue Service for 1976 through 1999 (see Note 5).

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidating Financial Information

The following condensed consolidating statements for the years ended December 31, 2006, 2005 and 2004 are provided as a result of Procor Limited, a 100% owned subsidiary of the Company, issuing three separate series of equipment trust certificates, fully and unconditionally guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$551,225	$26,538	$328,382	$(85,909)	$820,236
Sales	—	—	1,466,768	(415,242)	1,051,526

	551,225	26,538	1,795,150	(501,151)	1,871,762

Costs and expenses
Cost of services	336,346	17,950	183,155	(85,909)	451,542
Cost of sales	—	—	1,298,120	(415,064)	883,056
General and administrative	34,830	4,403	101,798	—	141,031
Interest expense	79,775	2,643	13,180	—	95,598

	450,951	24,996	1,596,253	(500,973)	1,571,227

Operating income	100,274	1,542	198,897	(178)	300,535

Other income, net	6,611	6,428	6,587	—	19,626

Income before income taxes and minority interest	106,885	7,970	205,484	(178)	320,161
Provision for income taxes	42,796	1,009	70,761	—	114,566

	64,089	6,961	134,723	(178)	205,595
Equity in income of subsidiaries	132,979	—	—	(132,979)	—
Minority interest	—	—	8,527	—	8,527

Net income	$197,068	$6,961	$126,196	$(133,157)	$197,068

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidating Financial Information (Continued)

	Year Ended December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$521,348	$22,430	$299,995	$(76,183)	$767,590
Sales	—	—	1,228,670	(334,589)	894,081

	521,348	22,430	1,528,665	(410,772)	1,661,671

Costs and expenses
Cost of services	330,754	14,659	179,546	(76,183)	448,776
Cost of sales	406	—	1,078,161	(334,201)	744,366
General and administrative	40,341	3,941	99,458	—	143,740
Interest expense	69,628	2,152	15,894	1	87,675

	441,129	20,752	1,373,059	(410,383)	1,424,557

Operating income	80,219	1,678	155,606	(389)	237,114

Other income, net	9,507	3,496	8,879	4,899	26,781

Income before income taxes and minority interest	89,726	5,174	164,485	4,510	263,895
Provision for income taxes	(1,558)	1,529	56,465	—	56,436

	91,284	3,645	108,020	4,510	207,459
Equity in income of subsidiaries	109,766	—	—	(109,766)	—
Minority interest	—	—	6,409	—	6,409

Net income	$201,050	$3,645	$101,611	$(105,256)	$201,050

	Year Ended December 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$481,324	$23,303	$317,030	$(73,742)	$747,915
Sales	46,448	464	742,501	(11,042)	778,371

	527,772	23,767	1,059,531	(84,784)	1,526,286

Costs and expenses
Cost of services	316,302	17,245	205,414	(73,742)	465,219
Cost of sales	45,183	344	607,597	(10,311)	642,813
General and administrative	37,508	3,662	100,376	—	141,546
Interest expense	57,610	2,364	14,822	—	74,796

	456,603	23,615	928,209	(84,053)	1,324,374

Operating income	71,169	152	131,322	(731)	201,912

Other income, net	10,567	9,936	7,812	—	28,315

Income before income taxes and minority interest	81,736	10,088	139,134	(731)	230,227
Provision for income taxes	32,429	1,883	47,472	—	81,784

	49,307	8,205	91,662	(731)	148,443
Equity in income of subsidiaries	93,339	—	—	(93,339)	—
Minority interest	—	—	5,797	—	5,797

Net income	$142,646	$8,205	$85,865	$(94,070)	$142,646

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of December 31, 2006 and 2005 are as follows:

	December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$48,935	$115,723	$930	$—	$165,588
Short-term investments	—	97,542	—	—	97,542
Available-for-sale securities	24,445	—	—	—	24,445
Accounts receivable, net	122,788	1,737	237,665	(156,854)	205,336
Accounts and notes receivable, affiliate	—	—	44,012	—	44,012
Inventories, net	7,246	1,429	210,204	—	218,879
Prepaid expenses and deferred charges	3,323	3,568	4,032	—	10,923
Advances to parent and affiliates	—	—	343,224	(343,224)	—
Railcar lease fleet, net	2,450,558	30,164	189,544	(566)	2,669,700
Intermodal tank container lease fleet, net	—	—	356,329	—	356,329
Other fixed assets, net	40,867	15,321	220,290	—	276,478
Investment in subsidiaries	934,687	75,453	40,944	(1,051,084)	—
Other assets	6,630	359	31,350	—	38,339

Total assets	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

Liabilities and Stockholder’s Equity

Accounts payable	$67,588	$17,335	$168,336	$(156,841)	$96,418
Accrued liabilities	122,997	6,349	101,372	391	231,109
Advances from parent and affiliates	557,753	257,813	—	(343,420)	472,146
Debt	1,238,382	2,119	113,146	—	1,353,647
Deferred income taxes and investment tax credits	485,275	17,530	140,648	—	643,453

Total liabilities	2,471,995	301,146	523,502	(499,870)	2,796,773

Minority interest	—	—	101,208	—	101,208

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,791	(477,550)	276,144
Retained earnings	810,814	26,687	670,264	(574,308)	933,457
Accumulated other comprehensive (losses) gains	(12)	—	1	—	(11)
Equity adjustment from foreign currency translation	(12,876)	118	12,758	—	—

Total stockholder’s equity	1,167,484	40,150	1,053,814	(1,051,858)	1,209,590

Total liabilities and stockholder’s equity	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

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

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$130,910	$11,999	$184,746	$(232)	$327,423

Cash flows from investing activities:
Construction and purchase of lease fleet	(658,785)	(118)	(52,826)	261	(711,468)
Purchases of other fixed assets	(5,142)	(2,519)	(49,699)	—	(57,360)
Proceeds from sales of available-for-sale securities	197,452	—	—	—	197,452
Purchases of short-term investments	—	(116,084)	—	—	(116,084)
Proceeds from sales of short-term investments	—	97,313	—	—	97,313
(Increase) decrease in other assets	(403)	432	(2,711)	—	(2,682)
Proceeds from disposals of lease fleet and other fixed assets	18,370	49	19,212	—	37,631
Proceeds from disposition of business	—	—	900	—	900

Net cash used in investing activities	(448,508)	(20,927)	(85,124)	261	(554,298)

Cash flows from financing activities:
Increase in advances from parent and affiliates	488,342	111,739	89,805	(224,803)	465,083
Principal payments of debt	(55,752)	(15,300)	(14,091)	—	(85,143)
Cash dividends	(137,000)	(46,494)	(178,280)	224,774	(137,000)

Net cash provided by (used in) financing activities	295,590	49,945	(102,566)	(29)	242,940

Effect of exchange rates on cash and cash equivalents	—	(445)	(660)	—	(1,105)

Net (decrease) increase in cash and cash equivalents	(22,008)	40,572	(3,604)	—	14,960

Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of year	$48,935	$115,723	$930	$—	$165,588

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidating Financial Information (Continued)

	Year Ended December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$174,873	$835	$162,320	$128	$338,156

Cash flows from investing activities:
Construction and purchase of lease fleet	(451,322)	(164)	(58,823)	(413)	(510,722)
Purchases of other fixed assets	(3,782)	(1,178)	(66,228)	—	(71,188)
Purchases of available-for-sale securities	(103,088)	—	—	—	(103,088)
Proceeds from sales of available-for-sale securities	114,791	—	—	—	114,791
Purchases of short-term investments	—	(78,915)	—	—	(78,915)
Proceeds from sales of short-term investments	—	45,429	—	—	45,429
Increase (decrease) in advances from parent and affiliates	124,138	72,053	(41,211)	285	155,265
(Increase) decrease in other assets	(1,778)	2,960	(1,351)	—	(169)
Proceeds from disposals of lease fleet and other fixed assets	11,938	186	9,915	—	22,039
Proceeds from disposition of business	—	—	7,274	—	7,274

Net cash (used in) provided by investing activities	(309,103)	40,371	(150,424)	(128)	(419,284)

Cash flows from financing activities:
Proceeds from issuance of debt	311,000	—	1,121	—	312,121
Principal payments of debt	(27,490)	(1,060)	(12,033)	—	(40,583)
Cash dividends	(140,000)	—	—	—	(140,000)

Net cash provided by (used in) financing activities	143,510	(1,060)	(10,912)	—	131,538

Effect of exchange rates on cash and cash equivalents	—	1,882	—	—	1,882

Net increase in cash and cash equivalents	9,280	42,028	984	—	52,292

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of year	$70,943	$75,151	$4,534	$—	$150,628

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidating Financial Information (Continued)

	Year Ended December 31, 2004
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$145,092	$7,514	$133,252	$—	$285,858

Cash flows from investing activities:
Construction and purchase of lease fleet	(234,484)	(219)	(53,272)	—	(287,975)
Purchases of other fixed assets	(23,936)	(1,075)	(18,399)	—	(43,410)
Purchases of available-for-sale securities	(295,228)	—	(912)	—	(296,140)
Proceeds from sales of available-for-sale securities	47,734	—	—	—	47,734
Purchases of short-term investments	—	(46,992)	—	—	(46,992)
Proceeds from sales of short-term investments	—	62,606	—	—	62,606
Decrease (increase) in advance to parent and affiliates	266,185	(17,685)	(20,001)	(80,290)	148,209
(Increase) decrease in other assets	—	(1,612)	9,868	—	8,256
Proceeds from disposals of lease fleet and other fixed assets	14,103	4,018	13,004	—	31,125
Proceeds from disposition of business	6,344	—	—	—	6,344

Net cash used in investing activities	(219,282)	(959)	(69,712)	(80,290)	(370,243)

Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—	—	—	300,000
Principal payments of debt	(65,229)	(1,060)	(12,147)	—	(78,436)
Cash dividends	(99,000)	(25,115)	(55,175)	80,290	(99,000)

Net cash provided by (used in) financing activities	135,771	(26,175)	(67,322)	80,290	122,564

Effect of exchange rates on cash and cash equivalents	—	3,984	(24)	—	3,960

Net increase (decrease) in cash and cash equivalents	61,581	(15,636)	(3,806)	—	42,139

Cash and cash equivalents at beginning of year	82	48,759	7,356	—	56,197

Cash and cash equivalents at end of year	$61,663	$33,123	$3,550	$—	$98,336

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Industry Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2006
Services revenue	$629.8	$7.7	$112.9	$69.8	$820.2
Sales revenue	94.0	785.7	—	171.8	1,051.5
Interest income	—	—	—	17.1	17.1
Interest expense	68.9	0.1	15.3	11.3	95.6
Depreciation and amortization	154.2	3.6	28.7	6.2	192.7
Income before income taxes and minority interest	165.9	85.2	32.3	36.8	320.2
Segment assets	3,035.6	254.5	381.3	436.2	4,107.6
Expenditures for long-lived assets	703.3	4.5	51.4	9.6	768.8

2005
Services revenue	$593.5	$8.7	$103.8	$61.6	$767.6
Sales revenue	66.4	695.5	—	132.2	894.1
Interest income	0.1	—	—	17.8	17.9
Interest expense	69.8	—	15.2	2.7	87.7
Depreciation and amortization	130.4	3.1	27.8	5.3	166.6
Income before income taxes and minority interest	122.8	73.4	21.9	45.8	263.9
Segment assets	2,453.4	202.2	359.1	606.4	3,621.1
Expenditures for long-lived assets	523.8	4.3	41.9	11.9	581.9

2004
Services revenue	$552.5	$8.5	$96.5	$90.4	$747.9
Sales revenue	46.4	578.8	—	153.2	778.4
Interest income	—	—	—	13.0	13.0
Interest expense	60.8	0.1	13.8	0.1	74.8
Depreciation and amortization	125.0	3.9	25.9	7.4	162.2
Income before income taxes and minority interest	127.4	38.5	15.6	48.7	230.2
Segment assets	1,948.1	194.3	347.7	787.7	3,277.8
Expenditures for long-lived assets	261.1	3.5	52.9	13.9	331.4

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Industry Segment Information (Continued)

Geographic Information

The following table presents geographic information for the Company. Revenues are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2006
United States	$1,582.6	$2,943.7
Canada	139.7	158.2
Other countries	149.5	238.9

Consolidated total	$1,871.8	$3,340.8

2005
United States	$1,430.3	$2,381.3
Canada	129.1	169.2
Other countries	102.3	224.0

Consolidated total	$1,661.7	$2,774.5

2004
United States	$1,258.9	$1,970.6
Canada	166.5	173.3
Other countries	100.9	218.5

Consolidated total	$1,526.3	$2,362.4

21. Subsequent Events

In March 2007, a subsidiary of the Company acquired two companies for approximately $39,000 in cash that have steel service centers in Pennsylvania, Ohio and Kentucky.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Current Positions or Offices	First Elected to Position
Kenneth P. Fischl	58	President, Chief Executive Officer	2002
		Director	1994

Mark J. Garrette	53	Vice President, Principal Financial Officer	2002
		Vice President	1994

Norman E. Gottschalk, Jr.	62	President, Marmon Distribution Services LLC	2002

Robert K. Lorch	61	Director	2006
		Vice President	2002

Frank S. Ptak	63	Director	2006

Robert W. Webb	68	Director	2003
		General Counsel and Secretary	1986

Messrs. Fischl, Garrette, and Gottschalk are executive officers of the Company.

Kenneth P. Fischl

Mr. Fischl was elected President of the Company in January 2002 and was elected President, Chief Executive Officer of the Company in August 2002. He was elected a Vice President of The Marmon Group, Inc. (“Marmon”) in May 1998. He was elected as a Director in March 1994, and served as President of the Tank Car Division from February 1993 to August 1999. He was appointed Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July 1992. He joined the Company in 1977.

Mark J. Garrette

Mr. Garrette was elected Principal Financial Officer of the Company in August 2002. He joined Marmon as a sector Chief Financial Officer in April 2002. He was appointed Senior Vice President and Controller of the Tank Car Division and elected Vice President in August 1994. He joined the Company in 1994.

Norman E. Gottschalk, Jr.

Mr. Gottschalk has been President of Marmon Distribution Services LLC, a subsidiary of the Company in the metal distribution business, since May 2002. He has been President of a subsidiary of the Company since April 1989.

Robert K. Lorch

Mr. Lorch was elected as a Director of the Company in July 2006. Mr. Lorch has been Vice President of the Company since September 2002. He has served as Vice President and Chief Financial Officer of Holdings and Senior Vice President and Chief Financial Officer of Marmon since April 2002. Prior to joining Marmon, Mr. Lorch was Vice President, Global Picture Tube Business, for Thomson Multimedia. He was appointed to that position in 1998 after having served Thomson Multimedia since 1988, first as General Manager, Sales, Marketing and New Business Development, and then as Vice President, Americas Business.

Frank S. Ptak

Mr. Ptak was elected as a Director of the Company in January 2006. He is President and Chief Executive Officer of each of Holdings and Marmon. Prior to joining Marmon in January 2006, Mr. Ptak was with Illinois Tool Works Inc. since 1975, serving as Vice Chairman since 1996. Mr. Ptak is a member of the board of directors of Morningstar, Inc.

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

Code of Ethics

The Company has adopted a written Code of Ethics that applies to its executive officers, including the Principal Executive Officer and Principal Financial Officer, as well as the head and senior financial officer of each operating unit and all other key financial and accounting personnel having responsibility in connection with the preparation, review, or disclosure of any aspect of the Company’s financial statements or other financial information or data. Copies of the Company’s Code of Ethics, including any future amendments, are available without charge upon request to Union Tank Car Company, Attention: Secretary, 181 W. Madison Street, 26th Floor, Chicago, Illinois 60606-4510.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our executive compensation program is designed to attract, retain and reward qualified executives and encourage decisions and actions that have a positive impact on Company performance. A further objective of the compensation program is to provide incentives and rewards to each executive for their contribution to the Company. The compensation program is determined and implemented by Holdings. Holdings’ board of directors has a compensation committee that reviews the compensation of Holdings’ executives, including Messrs. Fischl and Gottschalk. Messrs. Lester and Garrette’s compensation is determined by Mr. Fischl, on a basis consistent with Holdings’ compensation policy. The Company does not have a compensation committee.

Purpose and Elements of Compensation Program

The compensation program is designed to reward our named executive officers for achieving the short and long-term financial objectives of the Company, as well as for attaining their individual achievement goals. It is Holdings’ intent to set total executive compensation at a level that attracts and retains strong, competent leadership for the Company. The named executive officers’ annual compensation consists of a base salary component and an incentive bonus component. The salary component is designed to provide a base of cash compensation to the named executive officers throughout the year. The incentive bonus portion, which ties into the financial performance of the Company as well as the achievement of personal goals, is designed to reward and encourage the named executive officers’ efforts and effectiveness in increasing Company profitability.

The financial measurement utilized in the Company’s compensation program to gauge the level of the named executive officers’ efforts is typically the Company’s operating income. This is measured against the budgeted objective established prior to the year being measured. The individual achievement goals that are also reviewed for each named executive officer are traditional ones that encourage the named executive officer’s personal improvement or the long-term viability of the Company’s business.

In 2006, the compensation program provided a large degree of discretion to Holdings’ compensation committee and Mr. Fischl in determining executive officer compensation. The yearly goals for the Company and the individual goals for each named executive officer were communicated to each such named executive officer prior to the beginning of each year. These goals were used as guidance for Holdings’ compensation committee and Mr. Fischl in making compensation determinations with the flexibility to take other circumstances into account.

Salary

Salaries are based on the responsibilities of each named executive officer and are determined in the first quarter of the year.

In the annual review of named executive officers’ salaries, factors that are considered in increasing an executive’s compensation are generally (a) merit, (b) promotions to a new position or level and/or (c) adjustments reflecting a more appropriate compensation level based on industry/market data. In 2006, the Company conducted informal compensation surveys.

Annual Bonuses

Bonuses are generally paid in March following the end of the calendar year for which services are being rewarded, after the Company’s fiscal results have been determined. In 2006, the bonuses paid to named executive officers were generally allocated equally between financial goals/performance and personal goals/performance. The named executive officer’s performance against financial goals was generally an objective determination based on whether the budgeted operating income was achieved but unusual factors affecting financial performance were also considered. The personal goal portion of the incentive measurement had more flexibility depending on the quality of effort and level of attainment against the executive’s specific individual goals. The bonuses vary based on the performance of the executive officer but generally do not exceed 100% of the executive officer’s base salary.

2007 Changes

In March 2007, Holdings’ board of directors approved changes in the compensation programs for Holdings and its affiliates, including the Company, beginning with the year ending December 31, 2007. Under the revised compensation program, the Company will conduct more formal surveys of competitors for compensation information and the bonus program will be formalized so that financial and personal goals for the year will be communicated in advance to the named executive officers and maximum award amounts will be identified in advance.

Other

The Company provides all eligible employees a 50% matching contribution on up to 6% of compensation (base plus bonus) deferred through an IRS qualified 401(k) plan. That same plan also provides for a discretionary contribution determined by the Company that is allocated to all eligible employees. The Company approved a discretionary contribution of up to 6% of compensation for the 2006 calendar year that is payable in 2007. The named executive officers are provided a deferred compensation program through which each named executive may elect to defer receipt of compensation and to earn income on the amount deferred. Additionally, the deferred compensation program permits the named executive to receive credit for matching and discretionary contributions which may not be credited to the executive under an IRS qualified 401(k) plan due to IRS imposed limits. The Company does not have a pension plan.

The Company’s compensation program, consisting of salary and bonus payments to the named executive officers, is a cash program. As the Company is a wholly owned subsidiary of Holdings, there are no stock options, stock awards or any other equity-based programs as part of the Company’s compensation program.

The Company’s executives do not have employment agreements that might include provisions for such matters as change in control, severance arrangements, equity or security ownership, or other such matters.

Most executives of the Company have significant tenure with the Company.

Summary Compensation Table

The following table summarizes the compensation for the year ended December 31, 2006 of the Chief Executive Officer, Principal Financial Officer and the two other executive officers of the Company. See “Compensation Discussion and Analysis” for additional information about the salaries and bonuses of the executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation (1) ($)	Total (2) ($)
Kenneth P. Fischl
President, Chief Executive Officer (3)	2006	$493,750	$500,000	$86,348	$1,080,098

Mark J. Garrette
Vice President, Principal Financial Officer	2006	$251,250	$140,100	$36,167	$427,517

Frank D. Lester
Vice President of the Company and President-Tank Car Division until January 1, 2007 (4)	2006	$329,923	$164,805	$59,092	$553,820

Norman E. Gottschalk, Jr.
President, Marmon Distribution Services LLC	2006	$368,740	$330,000	$47,119	$745,859

(1)	The amounts shown in this column include:
a.	Mr. Fischl: $65,138 for matching and retirement contributions under his nonqualified retirement and 401(k) Supplemental Agreement and $19,800 for matching and retirement contributions to his accounts under Marmon’s 401(k) Plan.

b.	Mr. Garrette: $14,957 for matching and retirement contributions under his nonqualified retirement and 401(k) Supplemental Agreement and $19,800 for matching and retirement contributions to his accounts under Marmon’s 401(k) Plan.
c.	Mr. Lester: $25,246 for matching and retirement contributions under his nonqualified retirement and 401(k) Supplemental Agreement and $19,800 for matching and retirement contributions to his accounts under Marmon’s 401(k) Plan. In addition, Mr. Lester is entitled to a retirement benefit under the Supplemental Retirement Plan for a Select Group of Key Executives that is described below. The present value of his benefit as of December 31, 2006 is $510,167, based on a 5.75% discount rate and the 1994 Group Annuity Mortality Table.
d.	Mr. Gottschalk: $29,499 for matching and retirement contributions under his nonqualified retirement and 401(k) Supplemental Agreement and $17,600 for matching and retirement contributions to his accounts under Marmon’s 401(k) Plan.
(2)	Represents the sum of the amounts in all of the columns of the Summary Compensation Table for each named executive officer.
(3)	Mr. Fischl is also a director of the Company, but he does not receive any compensation for that service.
(4)	Effective January 1, 2007, Mr. Lester was named UTLX Group Vice President and is no longer serving as the President-Tank Car Division of the Company. He remains a Vice President of the Company. The Company anticipates that Mr. Lester will continue to be employed in these non-executive officer positions until his contemplated retirement at the end of 2007.

Nonqualified Deferred Compensation

The following table includes information related to the benefits provided to the Company’s executive officers under nonqualified deferred compensation plans sponsored by the Company or one of its affiliates for the year ended December 31, 2006.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year (1) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year ($)
Kenneth P. Fischl	Retirement and 401(k) supplemental agreement	$169,256	$65,138	$78,370	$1,924,700
	Union Tank Car deferred income plan	—	—	800	15,645

	Total	$169,256	$65,138	$79,170	$1,940,345

Mark J. Garrette	Retirement and 401(k) supplemental agreement	$26,764	$14,957	$13,418	$331,591

Frank D. Lester	Retirement and 401(k) supplemental agreement	$15,030	$25,246	$24,177	$583,676

Norman E. Gottschalk, Jr.	Retirement and 401(k) supplemental agreement	$24,624	$29,499	$44,875	$887,767

(1)	The amounts in this column are also included in the Summary Compensation Table in the “Other Compensation” column.

Each of the executive officers has a nonqualified retirement and 401(k) Supplemental Agreement (“401(k) Supplemental Agreement”) that provides him with certain benefits that he is unable to receive under Marmon’s 401(k) plan because of limitations imposed by the Internal Revenue Code of 1986, as amended. Each executive officer is entitled to the following benefits under his 401(k) Supplemental Agreement: (a) the right to defer receipt of up to 100% of his compensation; (b) an employer match equal to 50% of the executive officer’s deferrals, up to 6% of compensation; and (c) an employer retirement contribution to make up for the retirement contribution that could not be made to Marmon’s 401(k) plan because of IRS limits. In 2006, the retirement contribution to the 401(k) Supplemental Agreements was up to 6% of the executive officer’s compensation in excess of $220,000. The amounts contributed to the 401(k) Supplemental Agreement are annually credited with interest, which was 4.59% in 2006, equal to the average of the rate earned by the stable value or equivalent fund under the Marmon Employees’ Retirement Trust and the rate earned on five-year U.S. Treasury Notes on the most recent sale date prior to the December 31 on which interest is credited. Upon termination of employment, including retirement, each executive officer is entitled to receive, in a lump sum or in ten annual installments, the aggregate balance in his account under his 401(k) Supplemental Agreement. Withdrawals during employment are only permitted in the event of a severe financial hardship.

Mr. Lester is a participant in the Supplemental Retirement Plan for a Select Group of Key Executives that was adopted on September 27, 1982 (the “Supplemental Retirement Plan”). The Supplemental Retirement Plan is intended to provide a participant with a benefit that is equal in value to the retirement benefit the participant would have received under a certain terminated pension plan (the “Pension Plan”) if the Pension Plan had not been terminated. The benefit to be paid under the Supplemental Retirement Plan is determined, with certain adjustments, by first calculating the benefit the participant would have received under the Pension Plan if it had remained in effect until the participant terminated his employment. This amount is then reduced by the pension benefit that may be provided by the sum of the retirement contributions to Marmon’s 401(k) plan (and earnings thereon), Mr. Lester’s benefit under the terminated Pension Plan (and earnings) and certain benefits, plus earnings, provided to Mr. Lester by the Company. Any benefit owed to an executive officer under the Supplemental Retirement Plan may be paid in the same manner and form as it would have been paid under the Pension Plan or the employer may elect to pay the benefit in any actuarially equivalent form of payment, including a lump sum payment. The present value of Mr. Lester’s benefit under the Supplemental Retirement Plan as of December 31, 2006 is $510,167. The assumptions used to calculate the present value were a discount rate of 5.75% and the 1994 Group Annuity Mortality Table.

Mr. Fischl has a deferred income agreement dated as of February 26, 1982 under which contributions are no longer being made. Mr. Fischl’s balance is increased each year based on U.S. Treasury and corporate bond yields.

The 401(k) Supplemental Agreements, the Deferred Income Agreement and the Supplemental Retirement Plan are unfunded, although a rabbi trust has been established and funded for the 401(k) Supplemental Agreements. The rabbi trust provides that its assets are subject to the claims of the employer’s creditors. Thus, benefits under both plans are subject to forfeiture in the event of bankruptcy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings, a Delaware corporation having its principal executive offices at 181 W. Madison Street, 26th Floor, Chicago, Illinois, owns 1,000 shares, or 100%, of the Company’s issued and outstanding common stock. No common stock of the Company is authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid Marmon an administrative services fee of $4.3 million for the year ended December 31, 2006 for certain services provided by Marmon’s officers and employees to the Company including accounting, tax, finance, legal and related matters. The fee also covers the compensation paid to Messrs. Fischl and Garrette during the year ended December 31, 2006. See “Compensation” and Note 17 of the Notes to Consolidated Financial Statements.

The Company paid dividends of $137.0 million to Holdings during 2006. For information on translation adjustments and transaction gains and losses on the Company’s foreign currency translation for accounting purposes borne by Holdings, see Note 2 of the Notes to Consolidated Financial Statements. For information on the Company’s tax arrangement with Holdings, see Note 5 of the Notes to Consolidated Financial Statements.

The Company has a written conflicts of interest policy (the “Policy”) which applies to all employees of the Company and its subsidiaries, including the executive officers and directors of the Company. Under the Policy, employees are obligated to disclose any activity or interest which is potentially or possibly a conflict of interest (as defined in the Policy) so that each situation can be reviewed on a case-by-case basis with the Company’s General Counsel for a determination of whether such activity is a conflict and whether some accommodation or change in employment status is appropriate. An employee may not be involved in a conflict of interest situation without the review and approval of the General Counsel of the Company.

In order to enforce this Policy, the Company requires every employee, including the executive officers and directors of the Company, to annually disclose in writing any activity or interest which is potentially or possibly a conflict of interest. Furthermore, all managerial employees, including the executive officers and directors of the Company must state affirmatively or negatively whether they own any stock in or have a business relationship with any of the customers, suppliers or competitors of the Company or its affiliates.

The Policy provides that an employee may hold investments in publicly owned companies, including banks and trust companies, whose securities are listed on national securities exchanges or are otherwise generally traded and available in the open market. However, if any of these companies is a customer, supplier or competitor of the Company or its affiliates, neither the employee nor his/her immediate family or close associates may hold more than one percent (1%) of the outstanding stock of that company.

The Policy’s definition of conflict of interest includes: (1) any involvement in any outside activity, business or employment which may conceivably conflict with the employee’s duties or responsibilities or which is not compatible with the best interest of the Company or its affiliates, particularly including an employee’s involvement, whether for remuneration or not, in any entity that is a present or prospective competitor, customer or supplier of the Company or its affiliates; (2) a circumstance in which a relative (defined as a person connected with another by blood or affinity, including marriage) or someone with whom the employee has a personal relationship is or becomes involved in a business or activity, including employment, that may conflict with the employee’s duties or responsibilities or affect the employee’s judgment in making a decision affecting the Company or its affiliates and (3) a circumstance where related employees are permitted to hold positions such that one relative can influence the performance or the performance appraisal of the other, e.g., supervising a relative in the same department, having access to confidential material that would benefit their relative; being assigned to a position which might jeopardize proper internal control procedures.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Fees for professional services provided by Deloitte & Touche LLP in 2006 and 2005, in each of the following categories are:

	For the Year Ended December 31,
	2006	2005
	(Dollars in Thousands)
Audit fees	$884	$820
Audit-related fees	605	596

	$1,489	$1,416

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. This category consists of assurance and related services provided that are reasonably related to the performance of an audit or review of the Company’s financial statements and are not reported above under “Audit Fees”. In 2006 and 2005, these services were primarily related to Sarbanes-Oxley Act Section 404 advisory services.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
a) 1. Financial Statements -

Consolidated statements of income for each of the three years in the period ended December 31, 2006	32
Consolidated balance sheets—December 31, 2006 and 2005	33
Consolidated statements of stockholder’s equity for each of the three years in the period ended December 31, 2006	34
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2006	35
Notes to consolidated financial statements	36

2. Schedules

The following consolidated financial schedule of Union Tank Car Company is included in response to Item 15(a).

II – Valuation and qualifying accounts	76

All other financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3. Index to Exhibits	77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNION TANK CAR COMPANY
(Registrant)

By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President

Dated: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kenneth P. Fischl	President and Director	March 23, 2007
Kenneth P. Fischl	(principal executive officer)

/s/ Mark J. Garrette	Vice President	March 23, 2007
Mark J. Garrette	(principal financial officer and principal accounting officer)

/s/ Frank S. Ptak	Director	March 23, 2007
Frank S. Ptak

/s/ Robert K. Lorch	Vice President and Director	March 23, 2007
Robert K. Lorch

/s/ Robert W. Webb	Director, General Counsel and Secretary	March 23, 2007
Robert W. Webb

UNION TANK CAR COMPANY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at Beginning of Period	Additions Charged to			Deductions		Balance at End of Period
		Costs and Expenses	Other
Year Ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$8,117	$441	$(5	) (1)	$1,976	(2)	$6,577

Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,938	$1,502	$35	(1)	$4,358	(2)	$8,117

Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,647	$1,808	$244	(1)	$2,761	(3)	$10,938

(1)	Foreign currency translation gain (loss).
(2)	Amount determined not to be collectible, net of recoveries.
(3)	Amounts determined not to be collectible, net of recoveries. Amount also includes a reduction in the reserve from the divestiture of a subsidiary of $143.

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

4 (a)

Trust Indenture and Security Agreement (UTC Trust No. 2000-A) (L-16) dated June 29, 2000 between Norwest Bank Minnesota, National Association, as Owner Trustee, and LaSalle Bank National Association, as Indenture Trustee

(submitted with the electronic filing to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference)

4 (b)

Indenture and Security Agreement dated September 28, 2000 among Bank One, N.A., EXSIF Worldwide, Inc. and the Company

(submitted with the electronic filing to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference)

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