Form 10-Q
period 2007-03-31
UNION TANK CAR CO
filed 2007-05-14
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

FOR THE QUARTER ENDED MARCH 31, 2007

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Services (leasing and other)	$213,264	$199,048
Sales	308,795	258,653

	522,059	457,701

Costs and expenses
Cost of services	117,618	112,960
Cost of sales	242,317	219,178
General and administrative	37,074	35,951
Interest expense	27,265	19,973

	424,274	388,062

Operating income	97,785	69,639

Interest income	3,327	3,485
Other income (losses), net	992	(22)

Income before income taxes and minority interest	102,104	73,102

Provision for income taxes	43,195	27,602

	58,909	45,500

Minority interest	2,394	1,700

Net income	56,515	43,800

Other comprehensive income
Unrealized gains on securities, net of tax	21	237

Comprehensive income	$56,536	$44,037

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Cash and cash equivalents	$208,736	$165,588
Short-term investments	31,132	97,542
Available-for-sale securities	—	24,445
Accounts receivable, net of allowances of $6,333 ($6,577 at December 31, 2006)	220,989	205,336
Accounts and notes receivable, affiliate	44,007	44,012
Inventories, net of LIFO reserves of $107,582 ($103,543 at December 31, 2006)	231,151	218,879
Prepaid expenses and deferred charges	10,431	10,923
Railcar lease fleet, net	2,797,961	2,669,700
Intermodal tank container lease fleet, net	354,864	356,329
Other fixed assets, net	279,735	276,478
Other assets	61,958	38,339

Total assets	$4,240,964	$4,107,571

Liabilities and Stockholder’s Equity

Accounts payable	$121,922	$96,418
Accrued liabilities	219,704	231,109
Advances from parent and affiliates	715,158	472,146
Debt, including $131,062 due within one year ($216,061 at December 31, 2006)	1,196,958	1,353,647
Deferred income taxes and investment tax credits	673,567	643,453

Total liabilities	2,927,309	2,796,773

Minority interest	103,602	101,208

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	169,455
Retained earnings	933,899	933,457
Accumulated other comprehensive income (losses)	10	(11)

Total stockholder’s equity	1,210,053	1,209,590

Total liabilities and stockholder’s equity	$4,240,964	$4,107,571

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$56,515	$43,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,676	45,252
Deferred income taxes	16,471	2,392
Gain on disposition of lease fleet and other fixed assets	(5,238)	(2,491)
Other non-cash income and expenses	2,763	4,536
Changes in assets and liabilities:
Accounts receivable	(7,789)	(11,101)
Inventories	768	(4,948)
Prepaid expenses and deferred charges	(260)	(2,443)
Accounts payable and accrued expenses	(565)	46,900

Net cash provided by operating activities	114,341	121,897

Cash flows from investing activities:
Construction and purchase of lease fleet	(173,031)	(213,612)
Construction and purchase of other fixed assets	(8,013)	(23,646)
Proceeds from sales of available-for-sale securities	24,462	6,500
Purchases of short-term investments	(30,617)	—
Proceeds from sales of short-term investments	101,744	81,736
Increase in other assets	(873)	(637)
Proceeds from disposals of lease fleet and other fixed assets	9,223	6,906
Purchases of businesses, net of cash acquired	(35,523)	—

Net cash used in investing activities	(112,628)	(142,753)

Cash flows from financing activities:
Increase in advances from parent and affiliates	235,657	121,203
Principal payments of debt	(156,689)	(36,924)
Cash dividends	(39,000)	(30,000)

Net cash provided by financing activities	39,968	54,279

Effect of exchange rates on cash and cash equivalents	1,467	(418)

Net increase in cash and cash equivalents	43,148	33,005

Cash and cash equivalents at beginning of year	165,588	150,628

Cash and cash equivalents at end of period	$208,736	$183,633

Cash paid during the period for:
Interest	$9,666	$11,714
Income taxes	14,098	14,040

Non-cash transaction:
Cumulative effect of adopting FIN 48	$17,073	$—

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include restating the condensed consolidated statement of cash flows for amounts related to certain long-term contracts accounted for under the completed contract method on a net basis. These changes have no impact on previously reported net income and are deemed to be immaterial.

The 2007 interim results presented herein are not necessarily indicative of the results of operations for the full year 2007.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes including defining the criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in consolidated financial statements and provides guidance on the measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recorded an increase in its deferred income tax liability and a corresponding decrease of $17,073 to the January 1, 2007 retained earnings. This adjustment was related primarily to state income taxes. As of January 1, 2007, the Company had approximately $38.4 million ($39.0 million at March 31, 2007) of unrecognized tax benefits, all of which would reduce the Company’s provision for income taxes, if fully recognized. The Company does not expect any significant change to the unrecognized tax benefits in the next twelve months. As of January 1, 2007, the Company’s accrual for interest and penalties related to uncertain tax positions was not significant.

3.	Significant Accounting Policies

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

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the three months ended March 31, 2007 and 2006, Holdings absorbed gains of $832 and $237, respectively.

Income Taxes

The Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return of Holdings. Under an arrangement with Holdings, federal income taxes, before consideration of tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, Holdings on this basis. If deductions and credits available to Holdings’ entire consolidated group exceed those which can be used on its tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group. State, local and foreign income taxes, in general, are reflected on the basis of individual company tax liabilities.

The Company includes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes.

3.	Significant Accounting Policies (Continued)

Holdings has completed federal income tax return examinations through 2002. Canadian federal income tax returns are audited through 2002.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods.

	March 31, 2007	December 31, 2006
Raw materials	$31,307	$35,012
Work-in-process	51,816	52,222
Finished goods	261,031	240,556
Obsolescence and other reserves	(5,421)	(5,368)

	338,733	322,422
LIFO reserve	(107,582)	(103,543)

Net	$231,151	$218,879

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

3.	Significant Accounting Policies (Continued)

Asset Impairment

In assessing recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Lease Fleet and Other Fixed Assets

	March 31, 2007	December 31, 2006
Railcar lease fleet
Gross cost	$4,590,594	$4,437,125
Less accumulated depreciation	(1,792,633)	(1,767,425)

	$2,797,961	$2,669,700

Intermodal tank container lease fleet
Gross cost	$502,324	$497,665
Less accumulated depreciation	(147,460)	(141,336)

	$354,864	$356,329

Other fixed assets
Gross cost	690,805	680,443
Less accumulated depreciation	(411,070)	(403,965)

	$279,735	$276,478

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

4.	Available-for-Sale Securities

At December 31, 2006, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$19,404	$—	$(12)	$19,392
U.S. government obligations	5,056	—	(3)	5,053

	$24,460	$—	$(15)	$24,445

The gross unrealized holding losses, less related taxes of $5 at December 31, 2006, have been reported as a separate component of stockholder’s equity in the accompanying condensed consolidated balance sheet. There were no available-for-sale securities held at March 31, 2007.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended March 31, 2007
Services revenue	$163.5	$1.9	$29.5	$18.4	$213.3
Sales revenue	10.2	219.9	—	78.7	308.8
Income before income taxes and minority interest	45.8	23.4	9.6	23.3	102.1

Three months ended March 31, 2006
Services revenue	$153.4	$2.0	$26.6	$17.0	$199.0
Sales revenue	33.6	192.6	—	32.5	258.7
Income before income taxes and minority interest	33.6	21.8	6.4	11.3	73.1

6.	Completed Contracts

Certain projects are accounted for using the completed contract method because of inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion.

	March 31, 2007	December 31, 2006
Cost incurred	$111	$16,274
Deferred revenue	(1,448)	(36,971)

Net billing in excess of cost included in accrued liabilities in condensed consolidated balance sheets	$(1,337)	$(20,697)

7.	Commitments and Contingencies

The Company’s Canadian subsidiaries have a demand credit facility of approximately $30,310 available on a no-fee basis. Holdings is a guarantor of this demand credit facility. At March 31, 2007, $4,979 of letters of credit were outstanding. No amounts were outstanding for overdrafts or borrowings as of March 31, 2007.

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

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Three Months Ended March 31,
	2007	2006
Balance, beginning of year	$696	$833
Warranties issued	1,054	139
Settlements	(256)	(125)

Balance, end of period	$1,494	$847

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

Condensed consolidating statements of income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$144,886	$6,307	$84,018	$(21,947)	$213,264
Sales	—	—	479,395	(170,600)	308,795

	144,886	6,307	563,413	(192,547)	522,059

Costs and expenses
Cost of services	88,293	5,268	46,004	(21,947)	117,618
Cost of sales	—	—	412,827	(170,510)	242,317
General and administrative	9,683	939	26,452	—	37,074
Interest expense	21,923	980	4,362	—	27,265

	119,899	7,187	489,645	(192,457)	424,274

Operating income	24,987	(880)	73,768	(90)	97,785

Other income, net	41	2,219	2,059	—	4,319

Income before income taxes and minority interest	25,028	1,339	75,827	(90)	102,104
Provision for income taxes	13,377	621	29,197	—	43,195

	11,651	718	46,630	(90)	58,909
Equity in income of subsidiaries	44,864	—	—	(44,864)	—
Minority interest	—	—	2,394	—	2,394

Net income	$56,515	$718	$44,236	$(44,954)	$56,515

	Three Months Ended March 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$133,972	$5,786	$79,661	$(20,371)	$199,048
Sales	—	—	344,686	(86,033)	258,653

	133,972	5,786	424,347	(106,404)	457,701

Costs and expenses
Cost of services	81,687	4,627	47,017	(20,371)	112,960
Cost of sales	—	—	305,054	(85,876)	219,178
General and administrative	9,144	962	25,845	—	35,951
Interest expense	17,687	384	1,902	—	19,973

	108,518	5,973	379,818	(106,247)	388,062

Operating income	25,454	(187)	44,529	(157)	69,639

Other income, net	2,904	507	52	—	3,463

Income before income taxes and minority interest	28,358	320	44,581	(157)	73,102
Provision for income taxes	9,853	96	17,653	—	27,602

	18,505	224	26,928	(157)	45,500
Equity in income of subsidiaries	25,295	—	—	(25,295)	—
Minority interest	—	—	1,700	—	1,700

Net income	$43,800	$224	$25,228	$(25,452)	$43,800

8.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$27	$204,768	$3,941	$—	$208,736
Short-term investments	—	31,132	—	—	31,132
Accounts receivable, net	122,397	1,685	270,223	(173,316)	220,989
Accounts and notes receivable, affiliate	—	8	43,999	—	44,007
Inventories, net	6,030	1,284	223,837	—	231,151
Prepaid expenses and deferred charges	3,206	2,440	4,785	—	10,431
Advances to parent and affiliates	—	—	341,151	(341,151)	—
Railcar lease fleet, net	2,578,889	30,145	189,583	(656)	2,797,961
Intermodal tank container lease fleet, net	—	—	354,864	—	354,864
Other fixed assets, net	40,145	15,409	224,181	—	279,735
Investment in subsidiaries	971,636	76,063	48,518	(1,096,217)	—
Other assets	6,548	316	55,094	—	61,958

Total assets	$3,728,878	$363,250	$1,760,176	$(1,611,340)	$4,240,964

Liabilities and Stockholder’s Equity

Accounts payable	$77,681	$17,277	$200,281	$(173,317)	$121,922
Accrued liabilities	111,158	4,664	103,464	418	219,704
Advances from parent and affiliates	776,358	280,138	—	(341,338)	715,158
Debt	1,081,716	2,119	113,123	—	1,196,958
Deferred income taxes and investment tax credits	517,431	17,109	139,027	—	673,567

Total liabilities	2,564,344	321,307	555,895	(514,237)	2,927,309

Minority interest	—	—	103,602	—	103,602

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,156	(476,915)	276,144
Retained earnings	810,167	28,801	715,119	(620,188)	933,899
Accumulated other comprehensive income	6	—	4	—	10
Equity adjustment from foreign currency translation	(15,197)	(203)	15,400	—	—

Total stockholder’s equity	1,164,534	41,943	1,100,679	(1,097,103)	1,210,053

Total liabilities and stockholder’s equity	$3,728,878	$363,250	$1,760,176	$(1,611,340)	$4,240,964

8.	Consolidating Financial Information (Continued)

	December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$48,935	$115,723	$930	$—	$165,588
Short-term investments	—	97,542	—	—	97,542
Available-for-sale securities	24,445	—	—	—	24,445
Accounts receivable, net	122,788	1,737	237,665	(156,854)	205,336
Accounts and notes receivable, affiliate	—	—	44,012	—	44,012
Inventories, net	7,246	1,429	210,204	—	218,879
Prepaid expenses and deferred charges	3,323	3,568	4,032	—	10,923
Advances to parent and affiliates	—	—	343,224	(343,224)	—
Railcar lease fleet, net	2,450,558	30,164	189,544	(566)	2,669,700
Intermodal tank container lease fleet, net	—	—	356,329	—	356,329
Other fixed assets, net	40,867	15,321	220,290	—	276,478
Investment in subsidiaries	934,687	75,453	40,944	(1,051,084)	—
Other assets	6,630	359	31,350	—	38,339

Total assets	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

Liabilities and Stockholder’s Equity

Accounts payable	$67,588	$17,335	$168,336	$(156,841)	$96,418
Accrued liabilities	122,997	6,349	101,372	391	231,109
Advances from parent and affiliates	557,753	257,813	—	(343,420)	472,146
Debt	1,238,382	2,119	113,146	—	1,353,647
Deferred income taxes and investment tax credits	485,275	17,530	140,648	—	643,453

Total liabilities	2,471,995	301,146	523,502	(499,870)	2,796,773

Minority interest	—	—	101,208	—	101,208

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,791	(477,550)	276,144
Retained earnings	810,814	26,687	670,264	(574,308)	933,457
Accumulated other comprehensive (losses) income	(12)	—	1	—	(11)
Equity adjustment from foreign currency translation	(12,876)	118	12,758	—	—

Total stockholder’s equity	1,167,484	40,150	1,053,814	(1,051,858)	1,209,590

Total liabilities and stockholder’s equity	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$64,621	$(456)	$50,280	$(104)	$114,341

Cash flows from investing activities:
Construction and purchase of lease fleet	(161,727)	(21)	(11,378)	95	(173,031)
Construction and purchase of other fixed assets	(1,259)	(333)	(6,421)	—	(8,013)
Proceeds from sales of available-for-sale securities	24,462	—	—	—	24,462
Purchases of short-term investments	—	(30,617)	—	—	(30,617)
Proceeds from sales of short-term investments	—	101,744	—	—	101,744
(Increase) decrease in other assets	(31)	43	(885)	—	(873)
Proceeds from disposals of lease fleet and other fixed assets	4,683	—	4,540	—	9,223
Purchases of businesses, net of cash acquired	—	—	(35,523)	—	(35,523)

Net cash (used in) provided by investing activities	(133,872)	70,816	(49,667)	95	(112,628)

Cash flows from financing activities:
Increase in advances from parent and affiliates	216,009	17,608	2,031	9	235,657
Principal payments of debt	(156,666)	—	(23)	—	(156,689)
Cash dividends	(39,000)	—	—	—	(39,000)

Net cash provided by financing activities	20,343	17,608	2,008	9	39,968

Effect of exchange rates on cash and cash equivalents	—	1,077	390	—	1,467

Net (decrease) increase in cash and cash equivalents	(48,908)	89,045	3,011	—	43,148

Cash and cash equivalents at beginning of year	48,935	115,723	930	—	165,588

Cash and cash equivalents at end of period	$27	$204,768	$3,941	$—	$208,736

8.	Consolidating Financial Information (Continued)

	Three Months Ended March 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$84,820	$2,389	$35,107	$(419)	$121,897

Cash flows from investing activities:
Construction and purchase of lease fleet	(202,556)	(32)	(11,158)	134	(213,612)
Construction and purchase of other fixed assets	(1,661)	(206)	(21,779)	—	(23,646)
Proceeds from sales of available-for-sale securities	6,500	—	—	—	6,500
Proceeds from sales of short-term investments	—	81,736	—	—	81,736
(Increase) decrease in other assets	(3)	188	(822)	—	(637)
Proceeds from disposals of lease fleet and other fixed assets	4,277	2	2,627	—	6,906

Net cash (used in) provided by investing activities	(193,443)	81,688	(31,132)	134	(142,753)

Cash flows from financing activities:
Increase (decrease) in advances from parent and affiliates	108,734	18,096	(5,532)	(95)	121,203
Principal payments of debt	(25,452)	(11,450)	(22)	—	(36,924)
Cash dividends	(30,000)	—	(380)	380	(30,000)

Net cash provided by (used in) financing activities	53,282	6,646	(5,934)	285	54,279

Effect of exchange rates on cash and cash equivalents	—	(418)	—	—	(418)

Net (decrease) increase in cash and cash equivalents	(55,341)	90,305	(1,959)	—	33,005
Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of period	$15,602	$165,456	$2,575	$—	$183,633

9.	Acquisitions

In March 2007, the Company acquired two businesses for its Metals Distribution segment for cash of $35,523. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky and complement existing Metals Distribution locations. Revenues from these operations in the first quarter of 2007 (approximately one month of operations) were $5,609 and income before income taxes was not significant. The Company’s initial estimate of goodwill is $19,247, as the purchase price allocation is preliminary and further refinements may be necessary pending finalization of valuations.

The results of operations for these acquisitions have been included in the consolidated financial results from the date of respective acquisition. The Company does not consider these acquisitions, individually or in the aggregate, to be material to its consolidated results of operations for any of the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 23, 2007.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2007 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Part I—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

1st Quarter 2007 versus 1st Quarter 2006

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for railcar equipment and leased intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates, and continued high fleet utilization.

First quarter revenues and gross profit from services were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Services revenue	$213,264	$199,048	$14,216
Cost of services	117,618	112,960	4,658

Gross profit from services	$95,646	$86,088	$9,558
Gross profit %	45%	43%

Services revenue in the first quarter of 2007 increased from the first quarter of 2006 primarily due to a $10.1 million increase in railcar leasing and service revenues (equipment additions and higher lease rates), a $2.8 million increase in intermodal tank container leasing revenues (equipment additions, higher lease rates and higher utilization rate), and $1.3 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the first quarter of 2007 increased from the first quarter of 2006 primarily due to a $6.6 million increase for railcar leasing (equipment additions, higher lease rates and increased gains on disposals more than offsetting higher maintenance expense) and a $3.0 million increase for the intermodal tank container leasing business (equipment additions, higher lease rates and higher utilization rate).

Gains on disposals, primarily on rail cars and tank containers, totaled $5.2 million in the first quarter of 2007 compared with $2.5 million in the first quarter of 2006, and are treated as a reduction to the cost of services.

The improvement in gross margin on services revenue from 43% to 45% was primarily due to margin improvement in the railcar leasing and intermodal tank container leasing businesses.

Average fleet utilization of the Company’s railcar fleet was 99% for the first quarter of 2007 and the first quarter of 2006. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand increased for products of the metals distribution business, with margin improvement driven by higher metals distribution volume and prices.

First quarter revenues and gross profit from sales were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Sales revenue	$308,795	$258,653	$50,142
Cost of sales	242,317	219,178	23,139

Gross profit from sales	$66,478	$39,475	$27,003
Gross profit %	22%	15%

Sales revenue for the first quarter of 2007 increased from the first quarter of 2006 primarily due to a $39.1 million increase in sales of sulphur processing equipment (completion of a large project), $27.4 million higher sales of metals distribution products (higher volume, higher prices and impact of acquisitions), $3.6 million higher sales of mobile railcar moving equipment (higher volume), $2.4 million higher sales of light rail transit products (higher volume), and a $2.0 million increase for containment vessel heads (higher volume). These increases were partially offset by a $23.3 million decrease in sales of manufactured railcars (lower sales volume). Railcar production increased from the first quarter of 2006 to the first quarter of 2007 to provide fleet additions in response to demand for new leased railcars. As a result, outside sales of new railcars were decreased.

Sales revenue from the acquisitions of two steel service center operations in March 2007 added approximately $5.6 million of metals distribution products revenue in the first quarter of 2007. The gross profit impact was not significant.

Gross profit on sales revenue in the first quarter of 2007 increased from the first quarter of 2006 primarily due to an $18.6 million increase in sulphur processing equipment (completion of a large project), a $3.1 million increase for metals distribution products (higher volume and prices more than offsetting higher cost of sales), a $3.0 million increase for manufactured railcars (higher prices and lower costs), and a $1.1 million increase for mobile railcar moving equipment (higher volume).

The increase in gross margin on sales revenues from 15% to 22% was primarily due to the increase in sales of the sulphur processing equipment which had a higher margin than the overall gross margin on sales revenue.

All other:

General and administrative expenses in the first quarter of 2007 were $1.1 million higher than in the first quarter of 2006 primarily due to higher expenses in the metals distribution and railcar businesses.

Interest expense in the first quarter of 2007 was $7.3 million higher than in the first quarter of 2006 primarily due to interest on advances from parent and affiliates.

Provision for income taxes was $43.2 million in the first quarter of 2007 with an effective tax rate of 42.3%, compared with $27.6 million in the first quarter of 2006 with an effective tax rate of 37.8%. The increase in tax rate was due to higher state income tax accruals and lower foreign tax credit benefits.

Financial Condition and Liquidity

1st Quarter 2007 versus 1st Quarter 2006

The funds advanced from parent and affiliates, net cash provided by operating activities, and funds from the liquidation of short-term investments and available-for-sale securities were used to finance additions to the lease fleet, acquisitions and other fixed assets, to pay dividends to the Company’s stockholder, and to service debt obligations.

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

Cash flows from operating activities:

Operating activities provided $114.3 million of net cash in the first quarter of 2007, compared with $121.9 million provided in the first quarter of 2006. The net cash provided by operating activities was lower in the first quarter of 2007 primarily due to changes in operating assets and liabilities, partially offset by higher deferred taxes, net income and depreciation.

Cash flows from investing activities:

Net cash used in investing activities was $112.6 million in the first quarter of 2007 compared with $142.8 million used in investing activities in the first quarter of 2006. The change in net cash used in investing activities was primarily due to lower capital spending for the construction and purchase of lease fleet.

During the first quarter of 2007, the Company invested $173.0 million in the construction and purchase of lease fleet assets, compared with $213.6 million in the first quarter of 2006. The first quarter of 2006 capital expenditures included $113.9 million to exercise purchase options for railcars related to sale-leaseback transactions. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first quarter of 2007, the Company invested $8.0 million in the construction and purchase of other fixed assets, compared with $23.6 million in the first quarter of 2006. The amount in 2006 included expenditures related to the tank car manufacturing plant in Alexandria, Louisiana which was completed in the second quarter of 2006.

During the first quarter of 2007, the Company received a net amount of $95.6 million from the sales in excess of purchases of available-for-sale securities and short-term investments, compared to $88.2 million during the first quarter of 2006. The available-for-sale securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The short-term investments consist of commercial paper with original maturities between four and six months. These investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), fund acquisitions or fund other operating needs.

In March 2007, the Company acquired two businesses for its Metals Distribution segment for cash of approximately $35.5 million. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky.

Proceeds from disposals of lease fleet and other fixed assets were $9.2 million in the first quarter of 2007 compared with $6.9 million in the first quarter of 2006.

Cash flows from financing activities:

Net cash provided by financing activities was $40.0 million in the first quarter of 2007 compared with $54.3 million in the first quarter of 2006. The decrease in net cash from financing activities in the first quarter of 2007 compared with the first quarter of 2006 was primarily due to higher principal repayments of debt more than offsetting higher increases in advances from parent and affiliates. Cash dividends to Holdings were $39.0 million in the first quarter of 2007 compared with $30.0 million in the first quarter of 2006.

Management expects future cash provided from operating activities, advances from parent and affiliates, and long-term financings will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

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

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of overfunded or underfunded status of defined benefit plans as an asset or liability and the recognition of changes in the funded status through comprehensive income. This statement also requires the measurement of funded status as of the Company’s year-end, which will be adopted by the Company at the end of 2007. The requirement to use the Company’s year-end as the measurement date is effective for fiscal years ending after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

There have been no material changes during the first quarter of 2007 in the Company’s disclosure of the quantitative and qualitative market risk contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reference is made to “Business—Environmental Matters” in Item 1 and Note 11 “Contingencies” of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of certain environmental matters.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth in this report, you should carefully consider the risk factors contained in such annual report, as such risks or other risks not currently known to the Company or that the Company does not currently deem material could materially affect the Company’s business, financial condition or future results.

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: May 14, 2007	By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer and principal accounting officer)