Form 10-Q
period 2007-06-30
UNION TANK CAR CO
filed 2007-08-09
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

FOR THE QUARTER ENDED JUNE 30, 2007

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Services (leasing and other)	$217,862	$205,664	$431,126	$404,712
Sales	287,883	302,017	596,678	560,670

	505,745	507,681	1,027,804	965,382
Costs and expenses
Cost of services	121,433	109,631	239,051	222,591
Cost of sales	233,947	255,753	476,264	474,931
General and administrative	35,204	32,836	72,278	68,787
Interest expense	29,695	22,299	56,960	42,272

	420,279	420,519	844,553	808,581

Operating income	85,466	87,162	183,251	156,801

Interest income	3,361	4,759	6,688	8,244
Other income, net	1,464	2,601	2,456	2,579

Income before income taxes and minority interest	90,291	94,522	192,395	167,624

Provision for income taxes	35,534	32,551	78,729	60,153

	54,757	61,971	113,666	107,471

Minority interest	2,183	2,037	4,577	3,737

Net income	52,574	59,934	109,089	103,734

Other comprehensive (losses) income
Unrealized (losses) gains on securities, net of tax	(10)	363	11	600

Comprehensive income	$52,564	$60,297	$109,100	$104,334

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$234,801	$165,588
Short-term investments	22,774	97,542
Available-for-sale securities	—	24,445
Accounts receivable, net of allowances of $6,207 ($6,577 at December 31, 2006)	231,051	205,336
Accounts and notes receivable, affiliates	44,015	44,012
Inventories, net of LIFO reserves of $112,862 ($103,543 at December 31, 2006)	220,270	218,879
Prepaid expenses and deferred charges	12,050	10,923
Railcar lease fleet, net	2,924,510	2,669,700
Intermodal tank container lease fleet, net	360,630	356,329
Other fixed assets, net	284,080	276,478
Other assets	61,853	38,339

Total assets	$4,396,034	$4,107,571

Liabilities and Stockholder’s Equity
Accounts payable	$117,283	$96,418
Accrued liabilities	193,462	231,109
Advances from parent and affiliates	870,420	472,146
Debt, including $131,482 due within one year ($216,061 at December 31, 2006)	1,186,637	1,353,647
Deferred income taxes and investment tax credits	696,830	643,453

Total liabilities	3,064,632	2,796,773

Minority interest	105,785	101,208

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	169,455
Retained earnings	949,473	933,457
Accumulated other comprehensive losses	—	(11)

Total stockholder’s equity	1,225,617	1,209,590

Total liabilities and stockholder’s equity	$4,396,034	$4,107,571

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$109,089	$103,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,994	92,656
Deferred income taxes	35,877	17,720
Gain on disposition of lease fleet and other fixed assets	(9,166)	(14,214)
Other non-cash income and expenses	5,555	7,679
Changes in assets and liabilities:
Accounts receivable	(18,429)	(16,113)
Inventories	11,493	(25,592)
Prepaid expenses and deferred charges	(1,961)	(3,736)
Accounts payable and accrued expenses	(30,534)	20,490

Net cash provided by operating activities	206,918	182,624

Cash flows from investing activities:
Construction and purchase of lease fleet	(345,631)	(334,409)
Construction and purchase of other fixed assets	(17,239)	(37,015)
Proceeds from sales of available-for-sale securities	24,462	79,716
Purchases of short-term investments	(53,293)	—
Proceeds from sales of short-term investments	130,618	81,736
Increase in other assets	(1,470)	(2,038)
Proceeds from disposals of lease fleet and other fixed assets	17,709	22,954
Purchases of businesses, net of cash acquired	(35,523)	—

Net cash used in investing activities	(280,367)	(189,056)

Cash flows from financing activities:
Increase in advances from parent and affiliates	372,895	254,424
Principal payments of debt	(167,010)	(49,655)
Cash dividends	(76,000)	(72,000)

Net cash provided by financing activities	129,885	132,769

Effect of exchange rates on cash and cash equivalents	12,777	2,619

Net increase in cash and cash equivalents	69,213	128,956

Cash and cash equivalents at beginning of year	165,588	150,628

Cash and cash equivalents at end of period	$234,801	$279,584

Cash paid during the period for:
Interest	$42,155	$45,199
Income taxes	39,934	37,680

Non-cash item:
Cumulative effect of adopting FIN 48	$17,073	$—

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

3.	Significant Accounting Policies (Continued)

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

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the six months ended June 30, 2007 and 2006, Holdings absorbed a gain of $8,668 and a loss of $549, respectively.

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

The Company includes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. Interest income attributable to overpayments of income taxes is included in interest income.

Holdings has completed federal income tax return examinations through 2002. Canadian federal income tax returns are audited through 2002.

3.	Significant Accounting Policies (Continued)

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes including defining the criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in consolidated financial statements and provides guidance on the measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recorded an increase in its deferred income tax liability and a corresponding decrease of $17,073 to the January 1, 2007 retained earnings. This adjustment was related primarily to state income taxes. As of January 1, 2007, the Company had approximately $38.4 million ($40.1 million at June 30, 2007) of unrecognized tax benefits, all of which would reduce the Company’s provision for income taxes, if fully recognized. The Company does not expect any significant change to the unrecognized tax benefits in the next twelve months. As of January 1, 2007, the Company’s accrual for interest and penalties related to uncertain tax positions was not significant.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods.

	June 30, 2007	December 31, 2006
Raw materials	$32,721	$35,012
Work-in-process	50,355	52,222
Finished goods	255,603	240,556
Obsolescence and other reserves	(5,547)	(5,368)

	333,132	322,422
LIFO reserve	(112,862)	(103,543)

Net	$220,270	$218,879

3.	Significant Accounting Policies (Continued)

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

Lease Fleet and Other Fixed Assets

	June 30, 2007	December 31, 2006
Railcar lease fleet
Gross cost	$4,765,503	$4,437,125
Less accumulated depreciation	(1,840,993)	(1,767,425)

	$2,924,510	$2,669,700

Intermodal tank container lease fleet
Gross cost	$514,286	$497,665
Less accumulated depreciation	(153,656)	(141,336)

	$360,630	$356,329

Other fixed assets
Gross cost	$700,496	$680,443
Less accumulated depreciation	(416,416)	(403,965)

	$284,080	$276,478

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

The gross unrealized holding losses, less related taxes of $5 at December 31, 2006, have been reported as a separate component of stockholder’s equity in the accompanying condensed consolidated balance sheet. There were no available-for-sale securities held at June 30, 2007.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended June 30, 2007
Services revenue	$165.5	$2.7	$30.3	$19.4	$217.9
Sales revenue	6.0	242.3	—	39.6	287.9
Income before income taxes and minority interest	53.5	25.1	9.8	1.9	90.3

Three months ended June 30, 2006
Services revenue	$157.6	$2.0	$28.2	$17.9	$205.7
Sales revenue	33.1	201.5	—	67.4	302.0
Income before income taxes and minority interest	45.7	24.7	8.6	15.5	94.5

Six months ended June 30, 2007
Services revenue	$329.0	$4.6	$59.8	$37.7	$431.1
Sales revenue	16.2	462.2	—	118.3	596.7
Income before income taxes and minority interest	99.3	48.5	19.4	25.2	192.4

Six months ended June 30, 2006
Services revenue	$311.0	$4.0	$54.8	$34.9	$404.7
Sales revenue	66.7	394.1	—	99.9	560.7
Income before income taxes and minority interest	79.3	46.5	15.0	26.8	167.6

6.	Completed Contracts

Certain projects are accounted for using the completed contract method because of the inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion. Net billing in excess of cost included in accrued liabilities in the condensed consolidated balance sheets is as follows:

	June 30, 2007	December 31, 2006
Cost incurred	$684	$16,274
Deferred revenue	(2,925)	(36,971)

Net billing in excess of cost	$(2,241)	$(20,697)

7.	Commitments and Contingencies

The Company’s Canadian subsidiaries have a demand credit facility of approximately $32,865 available on a no-fee basis. Holdings is a guarantor of this demand credit facility. At June 30, 2007, $8,615 of letters of credit were outstanding. No amounts were outstanding for overdrafts or borrowings as of June 30, 2007.

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

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Six Months Ended June 30,
	2007	2006
Balance, beginning of year	$696	$833
Warranties issued	2,482	555
Settlements	(1,741)	(229)

Balance, end of period	$1,437	$1,159

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

Condensed consolidating statements of income for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$147,135	$6,503	$86,337	$(22,113)	$217,862
Sales	—	—	475,937	(188,054)	287,883

	147,135	6,503	562,274	(210,167)	505,745
Costs and expenses
Cost of services	88,149	5,508	49,889	(22,113)	121,433
Cost of sales	—	—	421,761	(187,814)	233,947
General and administrative	5,765	1,240	28,199	—	35,204
Interest expense	24,318	955	4,414	8	29,695

	118,232	7,703	504,263	(209,919)	420,279

Operating income (loss)	28,903	(1,200)	58,011	(248)	85,466

Other (expense) income, net	(477)	3,370	1,924	8	4,825

Income before income taxes and minority interest	28,426	2,170	59,935	(240)	90,291
Provision for income taxes	11,601	460	23,473	—	35,534

	16,825	1,710	36,462	(240)	54,757
Equity in income of subsidiaries	35,749	—	—	(35,749)	—
Minority interest	—	—	2,183	—	2,183

Net income	$52,574	$1,710	$34,279	$(35,989)	$52,574

	Three Months Ended June 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$136,717	$7,453	$83,037	$(21,543)	$205,664
Sales	—	—	389,945	(87,928)	302,017

	136,717	7,453	472,982	(109,471)	507,681
Costs and expenses
Cost of services	85,126	4,374	41,674	(21,543)	109,631
Cost of sales	—	—	343,671	(87,918)	255,753
General and administrative	7,213	718	24,905	—	32,836
Interest expense	19,567	375	2,357	—	22,299

	111,906	5,467	412,607	(109,461)	420,519

Operating income	24,811	1,986	60,375	(10)	87,162

Other income, net	3,075	1,711	2,574	—	7,360

Income before income taxes and minority interest	27,886	3,697	62,949	(10)	94,522
Provision (benefit) for income taxes	13,202	(728)	20,077	—	32,551

	14,684	4,425	42,872	(10)	61,971
Equity in income of subsidiaries	45,250	—	—	(45,250)	—
Minority interest	—	—	2,037	—	2,037

Net income	$59,934	$4,425	$40,835	$(45,260)	$59,934

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$292,021	$12,810	$170,355	$(44,060)	$431,126
Sales	—	—	955,332	(358,654)	596,678

	292,021	12,810	1,125,687	(402,714)	1,027,804
Costs and expenses
Cost of services	176,442	10,776	95,893	(44,060)	239,051
Cost of sales	—	—	834,588	(358,324)	476,264
General and administrative	15,448	2,179	54,651	—	72,278
Interest expense	46,241	1,935	8,776	8	56,960

	238,131	14,890	993,908	(402,376)	844,553

Operating income (loss)	53,890	(2,080)	131,779	(338)	183,251

Other (expense) income, net	(436)	5,589	3,983	8	9,144

Income before income taxes and minority interest	53,454	3,509	135,762	(330)	192,395
Provision for income taxes	24,978	1,081	52,670	—	78,729

	28,476	2,428	83,092	(330)	113,666
Equity in income of subsidiaries	80,613	—	—	(80,613)	—
Minority interest	—	—	4,577	—	4,577

Net income	$109,089	$2,428	$78,515	$(80,943)	$109,089

	Six Months Ended June 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$270,689	$13,239	$162,698	$(41,914)	$404,712
Sales	—	—	734,631	(173,961)	560,670

	270,689	13,239	897,329	(215,875)	965,382
Costs and expenses
Cost of services	166,813	9,001	88,691	(41,914)	222,591
Cost of sales	—	—	648,725	(173,794)	474,931
General and administrative	16,357	1,680	50,750	—	68,787
Interest expense	37,254	759	4,259	—	42,272

	220,424	11,440	792,425	(215,708)	808,581

Operating income	50,265	1,799	104,904	(167)	156,801

Other income, net	5,979	2,218	2,626	—	10,823

Income before income taxes and minority interest	56,244	4,017	107,530	(167)	167,624
Provision (benefit) for income taxes	23,055	(632)	37,730	—	60,153

	33,189	4,649	69,800	(167)	107,471
Equity in income of subsidiaries	70,545	—	—	(70,545)	—
Minority interest	—	—	3,737	—	3,737

Net income	$103,734	$4,649	$66,063	$(70,712)	$103,734

8.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$29	$231,948	$2,824	$—	$234,801
Short-term investments	—	22,774	—	—	22,774
Accounts receivable, net	99,243	2,738	243,181	(114,111)	231,051
Accounts and notes receivable, affiliates	—	9	44,006	—	44,015
Inventories, net	5,030	1,245	213,995	—	220,270
Prepaid expenses and deferred charges	3,660	2,976	5,414	—	12,050
Advances to parent and affiliates	—	—	386,212	(386,212)	—
Railcar lease fleet, net	2,706,481	32,368	186,557	(896)	2,924,510
Intermodal tank container lease fleet, net	—	—	360,630	—	360,630
Other fixed assets, net	40,240	17,194	226,646	—	284,080
Investment in subsidiaries	1,000,296	75,409	41,371	(1,117,076)	—
Other assets	6,637	237	54,979	—	61,853

Total assets	$3,861,616	$386,898	$1,765,815	$(1,618,295)	$4,396,034

Liabilities and Stockholder’s Equity
Accounts payable	$41,395	$17,635	$172,358	$(114,105)	$117,283
Accrued liabilities	97,717	4,684	90,630	431	193,462
Advances from parent and affiliates	952,597	304,242	—	(386,419)	870,420
Debt	1,072,480	1,060	113,097	—	1,186,637
Deferred income taxes and investment tax credits	539,081	18,451	139,298	—	696,830

Total liabilities	2,703,270	346,072	515,383	(500,093)	3,064,632

Minority interest	—	—	105,785	—	105,785

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,156	(476,915)	276,144
Retained earnings	818,652	30,453	741,655	(641,287)	949,473
Equity adjustment from foreign currency translation	(29,864)	(2,972)	32,836	—	—

Total stockholder’s equity	1,158,346	40,826	1,144,647	(1,118,202)	1,225,617

Total liabilities and stockholder’s equity	$3,861,616	$386,898	$1,765,815	$(1,618,295)	$4,396,034

8.	Consolidating Financial Information (Continued)

	December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$48,935	$115,723	$930	$—	$165,588
Short-term investments	—	97,542	—	—	97,542
Available-for-sale securities	24,445	—	—	—	24,445
Accounts receivable, net	122,788	1,737	237,665	(156,854)	205,336
Accounts and notes receivable, affiliate	—	—	44,012	—	44,012
Inventories, net	7,246	1,429	210,204	—	218,879
Prepaid expenses and deferred charges	3,323	3,568	4,032	—	10,923
Advances to parent and affiliates	—	—	343,224	(343,224)	—
Railcar lease fleet, net	2,450,558	30,164	189,544	(566)	2,669,700
Intermodal tank container lease fleet, net	—	—	356,329	—	356,329
Other fixed assets, net	40,867	15,321	220,290	—	276,478
Investment in subsidiaries	934,687	75,453	40,944	(1,051,084)	—
Other assets	6,630	359	31,350	—	38,339

Total assets	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

Liabilities and Stockholder’s Equity
Accounts payable	$67,588	$17,335	$168,336	$(156,841)	$96,418
Accrued liabilities	122,997	6,349	101,372	391	231,109
Advances from parent and affiliates	557,753	257,813	—	(343,420)	472,146
Debt	1,238,382	2,119	113,146	—	1,353,647
Deferred income taxes and investment tax credits	485,275	17,530	140,648	—	643,453

Total liabilities	2,471,995	301,146	523,502	(499,870)	2,796,773

Minority interest	—	—	101,208	—	101,208

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,791	(477,550)	276,144
Retained earnings	810,814	26,687	670,264	(574,308)	933,457
Accumulated other comprehensive (losses) income	(12)	—	1	—	(11)
Equity adjustment from foreign currency translation	(12,876)	118	12,758	—	—

Total stockholder’s equity	1,167,484	40,150	1,053,814	(1,051,858)	1,209,590

Total liabilities and stockholder’s equity	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$97,761	$(852)	$110,338	$(329)	$206,918

Cash flows from investing activities:
Construction and purchase of lease fleet	(324,527)	(51)	(21,393)	340	(345,631)
Construction and purchase of other fixed assets	(2,770)	(1,226)	(13,243)	—	(17,239)
Proceeds from sales of available-for-sale securities	24,462	—	—	—	24,462
Purchases of short-term investments	—	(53,293)	—	—	(53,293)
Proceeds from sales of short-term investments	—	130,618	—	—	130,618
(Increase) decrease in other assets	(153)	122	(1,439)	—	(1,470)
Proceeds from disposals of lease fleet and other fixed assets	10,511	—	7,198	—	17,709
Purchases of businesses, net of cash acquired	—	—	(35,523)	—	(35,523)

Net cash (used in) provided by investing activities	(292,477)	76,170	(64,400)	340	(280,367)

Cash flows from financing activities:
Increase (decrease) in advances from parent and affiliates	387,712	31,656	(45,808)	(665)	372,895
Principal payments of debt	(165,902)	(1,060)	(48)	—	(167,010)
Cash dividends	(76,000)	—	(654)	654	(76,000)

Net cash provided by (used in) financing activities	145,810	30,596	(46,510)	(11)	129,885

Effect of exchange rates on cash and cash equivalents	—	10,311	2,466	—	12,777

Net (decrease) increase in cash and cash equivalents	(48,906)	116,225	1,894	—	69,213

Cash and cash equivalents at beginning of year	48,935	115,723	930	—	165,588

Cash and cash equivalents at end of period	$29	$231,948	$2,824	$—	$234,801

8.	Consolidating Financial Information (Continued)

	Six Months Ended June 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$116,233	$(563)	$63,331	$3,623	$182,624

Cash flows from investing activities:
Construction and purchase of lease fleet	(315,289)	(60)	(19,303)	243	(334,409)
Construction and purchase of other fixed assets	(2,908)	(1,005)	(29,267)	(3,835)	(37,015)
Proceeds from sales of available-for-sale securities	79,716	—	—	—	79,716
Proceeds from sales of short-term investments	—	81,736	—	—	81,736
(Increase) decrease in other assets	(3)	188	(2,223)	—	(2,038)
Proceeds from disposals of lease fleet and other fixed assets	11,063	15	11,876	—	22,954

Net cash (used in) provided by investing activities	(227,421)	80,874	(38,917)	(3,592)	(189,056)

Cash flows from financing activities:
Increase (decrease) in advances from parent and affiliates	213,971	63,697	(22,833)	(411)	254,424
Principal payments of debt	(34,311)	(15,299)	(45)	—	(49,655)
Cash dividends	(72,000)	—	(380)	380	(72,000)

Net cash provided by (used in) financing activities	107,660	48,398	(23,258)	(31)	132,769

Effect of exchange rates on cash and cash equivalents	—	2,619	—	—	2,619

Net (decrease) increase in cash and cash equivalents	(3,528)	131,328	1,156	—	128,956

Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of period	$67,415	$206,479	$5,690	$—	$279,584

9.	Acquisitions

During the first quarter of 2007, the Company acquired two businesses for its Metals Distribution segment for cash of $35,523. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky and complement existing Metals Distribution locations. Revenues from these operations since the acquisition (approximately four months of operations) were $22,965 and income before income taxes was not significant. The Company’s estimate of goodwill is $18,906, as the purchase price allocation is preliminary and further refinements may be necessary pending finalization of valuations.

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

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007 and our quarterly report for the period ended March 31, 2007 filed with the SEC on May 14, 2007.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2007 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

2nd Quarter 2007 versus 2nd Quarter 2006

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates, and continued high fleet utilization.

Second quarter revenues and gross profit from services were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Services revenue	$217,862	$205,664	$12,198
Cost of services	121,433	109,631	11,802

Gross profit from services	$96,429	$96,033	$396
Gross profit %	44%	47%

Services revenue in the second quarter of 2007 increased $12.2 million from the second quarter of 2006 primarily due to a $7.9 million increase in railcar leasing and service revenues (equipment additions and higher lease rates), a $2.1 million increase in intermodal tank container leasing revenues (equipment additions, higher lease rates and higher utilization rate), and $1.1 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the second quarter of 2007 increased $0.4 million from the second quarter of 2006 primarily due to a $1.1 million increase for the intermodal tank container leasing business (equipment additions, higher lease rates and higher utilization rate) offset by a $0.8 million decrease for railcar leasing (lower gains on disposals and higher maintenance expense partially offset by equipment additions and higher lease rates).

Gains on disposals, primarily on railcars and tank containers, totaled $3.9 million in the second quarter of 2007 compared with $11.7 million in the second quarter of 2006. Gains on disposals of railcars and tank containers are treated as a reduction to the cost of services.

The gross margin on services revenue of 44% in the second quarter of 2007 decreased from 47% in the second quarter of 2006 primarily due to lower margin in the railcar leasing business resulting from lower gains on disposals in the second quarter of 2007 more than offsetting other margin improvements.

Average fleet utilization of the Company’s railcar fleet was 99% for the second quarter of 2007 and the second quarter of 2006. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Overall sales revenue was lower due to lower sales of sulphur processing equipment and manufactured railcars, partially offest by increased demand for products of the metals distribution business. Outside sales of new railcars were decreased, despite an increase in railcar production from the second quarter of 2006 to the second quarter of 2007, in order to increase fleet additions in response to demand for new leased railcars.

Second quarter revenues and gross profit from sales were as follows:

	2007	2006	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$287,883	$302,017	$(14,134)
Cost of sales	233,947	255,753	(21,806)

Gross profit from sales	$53,936	$46,264	$7,672
Gross profit %	19%	15%

Sales revenue for the second quarter of 2007 decreased $14.1 million from the second quarter of 2006 primarily due to a $35.4 million decrease in sales of sulphur processing equipment (completion of a large project in the second quarter of 2006) and a $27.2 million decrease in sales of manufactured railcars (lower sales volume). The sales revenue decreases were partially offset by $40.7 million higher sales of metals distribution products (higher prices and impact of acquisitions), $5.7 million higher sales of mobile railcar moving equipment (higher volume), and a $1.8 million increase for containment vessel heads (higher volume).

Sales revenue from the acquisitions of two steel service center operations in March 2007 added approximately $17.8 million of metals distribution products revenue in the second quarter of 2007. The gross profit impact was $2.9 million.

Gross profit on sales revenue in the second quarter of 2007 increased $7.7 million from the second quarter of 2006 primarily due to a $4.4 million increase for manufactured railcars (higher prices and lower costs), a $3.9 million increase for metals distribution products (higher prices and the impact of acquisitions more than offset higher cost of sales), a $1.8 million increase for containment vessel heads (higher volume and lower costs) and a $1.4 million increase for mobile railcar moving equipment (higher volume). The gross profit increases were partially offset by a $4.5 million decrease in sulphur processing equipment (completion of a large project in the second quarter of 2006).

The gross margin on sales revenue of 19% in the second quarter of 2007 increased from 15% in the second quarter of 2006 primarily due to the improvement in margins on the sale of manufactured railcars and relatively low margins on the sale of sulphur processing equipment in the second quarter of 2006.

All other:

General and administrative expenses in the second quarter of 2007 were $2.4 million higher than in the second quarter of 2006 primarily due to higher expenses in the metals distribution business, partially a result of the impact of March acquisitions.

Interest expense in the second quarter of 2007 was $7.4 million higher than in the second quarter of 2006 primarily due to $9.3 million higher interest on advances from parent and affiliates, more than offsetting $1.9 million lower interest expense on third-party debt due to principal repayments.

The provision for income taxes was $35.5 million in the second quarter of 2007 with an effective tax rate of 39.4%, compared with $32.6 million in the second quarter of 2006 with an effective tax rate of 34.4%. The increase in the effective rate was due to higher state income tax accruals and the reduction of Canadian income tax rates enacted in the second quarter of 2006.

Six Months 2007 versus Six Months 2006

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates, and continued high fleet utilization.

First six months revenues and gross profit from services were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Services revenue	$431,126	$404,712	$26,414
Cost of services	239,051	222,591	16,460

Gross profit from services	$192,075	$182,121	$9,954
Gross profit %	45%	45%

Services revenue in the first six months of 2007 increased $26.4 million from the first six months of 2006 due to a $17.9 million increase in railcar leasing and service revenues (equipment additions and higher lease rates), a $4.9 million increase in intermodal tank container leasing revenues (equipment additions, higher lease rates and higher utilization rate), and $2.4 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the first six months of 2007 increased $10.0 million from the first six months of 2006 primarily due to a $5.8 million increase for railcar leasing (equipment additions and higher lease rates more than offsetting lower gains on disposals and higher maintenance expense), a $4.1 million increase for the intermodal tank container leasing business (equipment additions, higher lease rates and higher utilization rate) and a $0.9 million increase for the contract rail switching business (higher volume).

Gains on disposals, primarily on railcars and tank containers, totaled $9.2 million in the first six months of 2007 compared with $14.2 million in the first six months of 2006. Gains on disposals of railcars and tank containers are treated as a reduction to the cost of services.

The gross margin on services revenue of 45% in the first six months of 2007 was unchanged from the first six month of 2006.

Average fleet utilization of the Company’s railcar fleet was 99% for the first six months of 2007 and the first six months of 2006. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand increased for products of the metals distribution business. Outside sales of new railcars were decreased, despite an increase in railcar production from the first six months of 2006 to the first six months of 2007, in order to increase fleet additions in response to demand for new leased railcars.

First six months revenues and gross profit from sales were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Sales revenue	$596,678	$560,670	$36,008
Cost of sales	476,264	474,931	1,333

Gross profit from sales	$120,414	$85,739	$34,675
Gross profit %	20%	15%

Sales revenue for the first six months of 2007 increased $36.0 million from the first six months of 2006 due to $68.1 million higher sales of metals distribution products (higher prices, the impact of acquisitions and higher volumes), $9.3 million higher sales of mobile railcar moving equipment (higher volume), a $3.8 million increase for containment vessel heads (higher volume), a $3.7 million increase in sales of sulphur processing equipment (higher prices), and $3.3 million higher sales of light rail transit products (higher volume). These increases were partially offset by a $50.5 million decrease in sales of manufactured railcars (lower sales volume).

Sales revenue from the acquisitions of two steel service center operations in March 2007 added approximately $23.0 million of metals distribution products revenue in the first six months of 2007. The gross profit impact was $3.7 million.

Gross profit on sales revenue in the first six months of 2007 increased $34.7 million from the first six months of 2006 primarily due to a $14.1 million increase in sulphur processing equipment (lower costs and higher prices), a $7.5 million improvement for manufactured railcars (higher prices and lower costs), a $7.1 million increase for metals distribution products (higher prices, the impact of acquisitions and higher volume more than offset higher cost of sales), a $2.5 million increase for mobile railcar moving equipment (higher volume) and a $2.0 million increase for containment vessel heads (higher volume and lower costs).

The gross margin on sales revenues of 20% in the first six months of 2007 increased from 15% in the first six months of 2006 primarily due to improved margins on the sales of the sulphur processing equipment and manufactured railcars.

All other:

General and administrative expenses in the first six months of 2007 were $3.5 million higher than in the first six months of 2006 primarily due to higher expenses in the metals distribution business, partially a result of the impact of March acquisitions.

Interest expense in the first six months of 2007 was $14.7 million higher than in the first six months of 2006 primarily due to $17.1 million higher interest on advances from parent and affiliates, more than offsetting $2.4 million lower interest expense on third-party debt due to principal repayments.

The provision for income taxes was $78.7 million in the first six months of 2007 with an effective tax rate of 40.9%, compared with $60.2 million in the first six months of 2006 with an effective tax rate of 35.9%. The increase in the effective tax rate was due to higher state income tax accruals and the reduction of Canadian income tax rates enacted in the second quarter of 2006.

Financial Condition and Liquidity

Six Months 2007 versus Six Months 2006

The funds advanced from parent and affiliates, net cash provided by operating activities, and funds from the liquidation of short-term investments and available-for-sale securities were used to finance additions to the lease fleet, acquisitions and other fixed assets, to service debt obligations, and to pay dividends to the Company’s stockholder.

It is the Company’s policy to pay to Holdings a quarterly dividend of approximately 70% of net income. To the extent that the Company generates cash in excess of its operating needs, such funds, in excess of the amounts paid as dividends, are advanced to Holdings. Conversely, when the Company requires additional funds to support its operations and capital expenditures, required amounts are provided by Holdings. Funds advanced to or from Holdings bear interest at commercial rates. No restrictions exist regarding the amount of dividends which may be paid to Holdings, or advances which may be made between the Company and Holdings.

Cash flows from operating activities:

Operating activities provided $206.9 million of net cash in the first six months of 2007, compared with $182.6 million provided in the first six months of 2006. The net cash provided by operating activities was higher in the first six months of 2007 primarily due to higher deferred taxes, depreciation and net income partially offset by the net impact of changes in operating assets and liabilities.

Cash flows from investing activities:

Net cash used in investing activities was $280.4 million in the first six months of 2007 compared with $189.1 million in the first six months of 2006. The increase in net cash used in investing activities was primarily due to lower proceeds from the sale of available-for-sale securities and the purchases of businesses.

During the first six months of 2007, the Company invested $345.6 million in the construction and purchase of lease fleet assets, compared with $334.4 million in the first six months of 2006. The first six months of 2006 capital expenditures included $113.9 million to exercise purchase options for railcars related to sale-leaseback transactions. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first six months of 2007, the Company invested $17.2 million in the construction and purchase of other fixed assets, compared with $37.0 million in the first six months of 2006. The amount in 2006 included expenditures related to the tank car manufacturing plant in Alexandria, Louisiana which was completed in the second quarter of 2006.

During the first six months of 2007, the Company received net proceeds of $101.8 million from the sales in excess of purchases of available-for-sale securities and short-term investments, compared to net proceeds of $161.5 million during the first six months of 2006. The available-for-sale securities were investment-grade debt obligations with a combined weighted-average maturity under two years. The short-term investments consist of commercial paper with original maturities between four and six months. These investments are available for the Company’s use to fund repayment of principal obligations, to finance lease fleet additions (including the exercise of sale-leaseback purchase options), to fund acquisitions or to fund other operating needs.

In March 2007, the Company acquired two businesses for its Metals Distribution segment for cash of approximately $35.5 million. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky.

Proceeds from disposals of lease fleet and other fixed assets were $17.7 million in the first six months of 2007 compared with $23.0 million in the first six months of 2006.

Cash flows from financing activities:

Net cash provided by financing activities was $129.9 million in the first six months of 2007 compared with $132.8 million in the first six months of 2006 due to higher principal repayments of debt and higher cash dividends offsetting higher increases in advances from parent and affiliates. Cash dividends to Holdings were $76.0 million in the first six months of 2007 compared with $72.0 million in the first six months of 2006.

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

There have been no material changes during the first six months of 2007 in the Company’s disclosure of the quantitative and qualitative market risk contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reference is made to “Business - Environmental Matters” in Item 1 and Note 11 “Contingencies” of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of certain environmental matters and Note 7 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended June 30, 2007.

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: August 9, 2007	By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer and principal accounting officer)