Form 10-Q
period 2007-09-30
UNION TANK CAR CO
filed 2007-11-09
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒ *

* NOTE: As a voluntary filer not subject to the filing requirements, the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated file  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no common stock held by non-affiliates of the registrant. The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Services (leasing and other)	$230,852	$205,036	$661,978	$609,748
Sales	277,295	251,414	873,973	812,084

	508,147	456,450	1,535,951	1,421,832
Costs and expenses
Cost of services	117,633	114,200	356,684	336,791
Cost of sales	229,266	208,783	705,530	683,714
General and administrative	38,075	35,087	110,353	103,874
Interest expense	31,437	26,204	88,397	68,476

	416,411	384,274	1,260,964	1,192,855
Operating income	91,736	72,176	274,987	228,977
Interest income	3,616	4,368	10,304	12,612
Other income, net	1,273	2,025	3,729	4,604

Income before income taxes and minority interest	96,625	78,569	289,020	246,193
Provision for income taxes	40,916	30,331	119,645	90,484

	55,709	48,238	169,375	155,709
Minority interest	2,568	2,092	7,145	5,829

Net income	53,141	46,146	162,230	149,880
Other comprehensive income
Unrealized gains on securities, net of tax	30	351	41	951

Comprehensive income	$53,171	$46,497	$162,271	$150,831

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$108,149	$165,588
Short-term investments	199,270	97,542
Available-for-sale securities	—	24,445
Accounts receivable, net of allowances of $6,033 ($6,577 at December 31, 2006)	238,372	205,336
Accounts and notes receivable, affiliate	44,012	44,012
Inventories, net of LIFO reserves of $115,718 ($103,543 at December 31, 2006)	207,750	218,879
Prepaid expenses and deferred charges	12,515	10,923
Railcar lease fleet, net	3,048,346	2,669,700
Intermodal tank container lease fleet, net	363,284	356,329
Other fixed assets, net	287,831	276,478
Other assets	60,206	38,339

Total assets	$4,569,735	$4,107,571

Liabilities and Stockholder’s Equity
Accounts payable	$121,166	$96,418
Accrued liabilities	219,723	231,109
Advances from parent and affiliates	986,497	472,146
Debt, including $126,484 due within one year ($216,061 at December 31, 2006)	1,171,612	1,353,647
Deferred income taxes and investment tax credits	720,596	643,453

Total liabilities	3,219,594	2,796,773

Minority interest	108,353	101,208

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	169,455
Retained earnings	965,614	933,457
Accumulated other comprehensive income (losses)	30	(11)

Total stockholder’s equity	1,241,788	1,209,590

Total liabilities and stockholder’s equity	$4,569,735	$4,107,571

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$162,230	$149,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,594	141,929
Deferred income taxes	55,438	37,336
Gain on disposition of lease fleet and other fixed assets	(21,074)	(19,561)
Other non-cash income and expenses	8,494	10,624
Changes in assets and liabilities:
Accounts receivable	(25,914)	(23,641)
Inventories	24,029	(44,978)
Prepaid expenses and deferred charges	(2,341)	(956)
Accounts payable and accrued expenses	(37)	24,725

Net cash provided by operating activities	360,419	275,358

Cash flows from investing activities:
Construction and purchase of lease fleet	(513,570)	(561,223)
Construction and purchase of other fixed assets	(28,279)	(54,673)
Proceeds from sales of available-for-sale securities	24,462	131,884
Purchases of short-term investments	(235,275)	(116,084)
Proceeds from sales of short-term investments	151,040	81,736
Increase in other assets	(2,163)	(2,475)
Proceeds from disposals of lease fleet and other fixed assets	36,813	33,191
Proceeds from disposition of business	—	900
Purchases of businesses, net of cash acquired	(35,523)	—

Net cash used in investing activities	(602,495)	(486,744)

Cash flows from financing activities:
Increase in advances from parent and affiliates	455,016	350,350
Principal payments of debt	(182,035)	(71,118)
Cash dividends	(113,000)	(104,000)

Net cash provided by financing activities	159,981	175,232
Effect of exchange rates on cash and cash equivalents	24,656	2,661

Net decrease in cash and cash equivalents	(57,439)	(33,493)
Cash and cash equivalents at beginning of year	165,588	150,628

Cash and cash equivalents at end of period	$108,149	$117,135

Cash paid during the period for:
Interest	$46,301	$55,599
Income taxes	58,630	49,505
Non-cash item:
Cumulative effect of adopting FIN 48	$17,073	$—

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

3.	Significant Accounting Policies (Continued)

Foreign Currency Translation

The Company’s foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Average exchange rates are used for revenues, costs and expenses.

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the nine months ended September 30, 2007 and 2006, Holdings absorbed a gain of $12,481 and $660, respectively.

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

Holdings has completed federal income tax return examinations through 2002. Canadian federal income tax returns have been audited through 2001.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes including defining the criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in consolidated financial statements and provides guidance on the measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recorded an increase in its deferred income tax liability and a corresponding decrease of $17,073 to the January 1, 2007 retained earnings. This adjustment was related primarily to state income taxes. As of January 1, 2007, the Company had approximately $38.4 million ($40.2 million at September 30, 2007) of unrecognized tax benefits, all of which would reduce the Company’s provision for income taxes, if fully recognized. The Company does not expect any significant change to the unrecognized tax benefits in the next twelve months. As of January 1, 2007, the Company’s accrual for interest and penalties related to uncertain tax positions was $3.6 million.

3.	Significant Accounting Policies (Continued)

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods.

	September 30, 2007	December 31, 2006
Raw materials	$32,204	$35,012
Work-in-process	46,654	52,222
Finished goods	249,933	240,556
Obsolescence and other reserves	(5,323)	(5,368)

	323,468	322,422
LIFO reserve	(115,718)	(103,543)

Net	$207,750	$218,879

Property and Equipment

Property and equipment are depreciated or amortized over their useful lives primarily on the straight-line method based on management’s estimates of the period over which the assets will generate revenue. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. Gains and losses on disposals are included in cost of services or cost of sales.

Asset Impairment

In assessing recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

3.	Significant Accounting Policies (Continued)

Lease Fleet and Other Fixed Assets

	September 30,	December 31,
	2007	2006
Railcar lease fleet
Gross cost	$4,934,175	$4,437,125
Less accumulated depreciation	(1,885,829)	(1,767,425)

	$3,048,346	$2,669,700

Intermodal tank container lease fleet
Gross cost	$527,680	$497,665
Less accumulated depreciation	(164,396)	(141,336)

	$363,284	$356,329

Other fixed assets
Gross cost	$702,437	$680,443
Less accumulated depreciation	(414,606)	(403,965)

	$287,831	$276,478

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

4.	Short-Term Investments

A subsidiary of the Company has investments in Canadian short-term, asset-backed commercial paper, some of which were not paid out on their maturity dates due to the recent North American credit issues. This subsidiary is part of an investor group that has been organized to provide for an orderly restructuring and payment of the commercial paper. The investor group has agreed to a standstill agreement through December 14, 2007, which may be extended, to permit the restructuring and objective of receiving full value on the investments. At September 30, 2007, short-term investments included $81,803 related to this commercial paper. The Company anticipates receiving the carrying value of these investments and, accordingly, no impairment has been recorded.

5.	Available-for-Sale Securities

At December 31, 2006, the Company had the following investments in marketable securities which have been classified as “available-for-sale”:

December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$19,404	$—	$(12)	$19,392
U.S. government obligations	5,056	—	(3)	5,053

	$24,460	$—	$(15)	$24,445

The gross unrealized holding losses, less related taxes of $5 at December 31, 2006, have been reported as a separate component of stockholder’s equity in the accompanying condensed consolidated balance sheet. There were no available-for-sale securities held at September 30, 2007.

6.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended September 30, 2007
Services revenue	$176.6	$2.6	$31.2	$20.5	$230.9
Sales revenue	13.2	224.6	—	39.5	277.3
Income before income taxes and minority interest	62.7	22.2	11.4	0.3	96.6

Three months ended September 30, 2006
Services revenue	$157.1	$1.9	$28.9	$17.1	$205.0
Sales revenue	16.8	200.2	—	34.4	251.4
Income before income taxes and minority interest	44.3	20.5	8.5	5.3	78.6

Nine months ended September 30, 2007
Services revenue	$505.6	$7.2	$91.0	$58.2	$662.0
Sales revenue	29.4	686.8	—	157.8	874.0
Income before income taxes and minority interest	162.0	70.7	30.8	25.5	289.0

Nine months ended September 30, 2006
Services revenue	$468.1	$5.9	$83.7	$52.0	$609.7
Sales revenue	83.5	594.3	—	134.3	812.1
Income before income taxes and minority interest	123.6	67.0	23.5	32.1	246.2

7.	Completed Contracts

Certain projects are accounted for using the completed contract method because of the inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion. Net billing in excess of cost included in accrued liabilities in the condensed consolidated balance sheets is as follows:

	September 30, 2007	December 31, 2006
Cost incurred	$1,931	$16,274
Deferred revenue	(4,290)	(36,971)

Net billing in excess of cost	$(2,359)	$(20,697)

8.	Commitments and Contingencies

The Company’s Canadian subsidiaries have a demand credit facility of approximately $35,210 available on a no-fee basis. Holdings is a guarantor of this demand credit facility. At September 30, 2007, $8,829 of letters of credit were outstanding. No amounts were outstanding for overdrafts or borrowings as of September 30, 2007.

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

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of year	$769	$833
Warranties issued	1,932	367
Settlements/reversals	(969)	(348)

Balance at end of period	$1,732	$852

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

Condensed consolidating statements of income for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$158,100	$7,026	$89,018	$(23,292)	$230,852
Sales	—	—	452,821	(175,526)	277,295

	158,100	7,026	541,839	(198,818)	508,147
Costs and expenses
Cost of services	93,210	(3,232)	50,947	(23,292)	117,633
Cost of sales	—	—	404,703	(175,437)	229,266
General and administrative	9,429	703	27,943	—	38,075
Interest expense	26,290	675	4,480	(8)	31,437

	128,929	(1,854)	488,073	(198,737)	416,411
Operating income	29,171	8,880	53,766	(81)	91,736
Other income, net	1,039	2,080	1,778	(8)	4,889

Income before income taxes and minority interest	30,210	10,960	55,544	(89)	96,625
Provision for income taxes	17,236	2,421	21,259	—	40,916

	12,974	8,539	34,285	(89)	55,709
Equity in income of subsidiaries	40,167	—	—	(40,167)	—
Minority interest	—	—	2,568	—	2,568

Net income	$53,141	$8,539	$31,717	$(40,256)	$53,141

	Three Months Ended September 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$137,810	$6,178	$82,353	$(21,305)	$205,036
Sales	—	—	362,091	(110,677)	251,414

	137,810	6,178	444,444	(131,982)	456,450
Costs and expenses
Cost of services	86,045	4,427	45,033	(21,305)	114,200
Cost of sales	—	—	319,428	(110,645)	208,783
General and administrative	9,221	1,162	24,704	—	35,087
Interest expense	20,829	864	4,511	—	26,204

	116,095	6,453	393,676	(131,950)	384,274
Operating income (loss)	21,715	(275)	50,768	(32)	72,176
Other income, net	1,628	2,468	2,297	—	6,393

Income before income taxes and minority interest	23,343	2,193	53,065	(32)	78,569
Provision for income taxes	9,571	839	19,921	—	30,331

	13,772	1,354	33,144	(32)	48,238
Equity in income of subsidiaries	32,374	—	—	(32,374)	—
Minority interest	—	—	2,092	—	2,092

Net income	$46,146	$1,354	$31,052	$(32,406)	$46,146

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of income for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$450,121	$19,836	$259,373	$(67,352)	$661,978
Sales	—	—	1,408,153	(534,180)	873,973

	450,121	19,836	1,667,526	(601,532)	1,535,951
Costs and expenses
Cost of services	269,652	7,544	146,840	(67,352)	356,684
Cost of sales	—	—	1,239,291	(533,761)	705,530
General and administrative	24,877	2,882	82,594	—	110,353
Interest expense	72,531	2,610	13,256	—	88,397

	367,060	13,036	1,481,981	(601,113)	1,260,964
Operating income	83,061	6,800	185,545	(419)	274,987
Other income, net	603	7,669	5,761	—	14,033

Income before income taxes and minority interest	83,664	14,469	191,306	(419)	289,020
Provision for income taxes	42,214	3,502	73,929	—	119,645

	41,450	10,967	117,377	(419)	169,375
Equity in income of subsidiaries	120,780	—	—	(120,780)	—
Minority interest	—	—	7,145	—	7,145

Net income	$162,230	$10,967	$110,232	$(121,199)	$162,230

	Nine Months Ended September 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$408,499	$19,417	$245,051	$(63,219)	$609,748
Sales	—	—	1,096,722	(284,638)	812,084

	408,499	19,417	1,341,773	(347,857)	1,421,832
Costs and expenses
Cost of services	252,858	13,428	133,724	(63,219)	336,791
Cost of sales	—	—	968,153	(284,439)	683,714
General and administrative	25,578	2,842	75,454	—	103,874
Interest expense	58,083	1,623	8,770	—	68,476

	336,519	17,893	1,186,101	(347,658)	1,192,855
Operating income	71,980	1,524	155,672	(199)	228,977
Other income, net	7,607	4,686	4,923	—	17,216

Income before income taxes and minority interest	79,587	6,210	160,595	(199)	246,193
Provision for income taxes	32,626	207	57,651	—	90,484

	46,961	6,003	102,944	(199)	155,709
Equity in income of subsidiaries	102,919	—	—	(102,919)	—
Minority interest	—	—	5,829	—	5,829

Net income	$149,880	$6,003	$97,115	$(103,118)	$149,880

9.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$27	$102,976	$5,146	$—	$108,149
Short-term investments	—	199,270	—	—	199,270
Accounts receivable, net	110,749	8,982	234,570	(115,929)	238,372
Accounts and notes receivable, affiliate	—	—	44,012	—	44,012
Inventories, net	5,027	1,046	201,677	—	207,750
Prepaid expenses and deferred charges	3,466	4,118	4,931	—	12,515
Advances to parent and affiliates	—	—	448,522	(448,522)	—
Railcar lease fleet, net	2,826,959	34,322	188,051	(986)	3,048,346
Intermodal tank container lease fleet, net	—	—	363,284	—	363,284
Other fixed assets, net	40,090	15,186	232,555	—	287,831
Investment in subsidiaries	1,040,463	75,409	42,558	(1,158,430)	—
Other assets	5,514	226	57,484	(3,018)	60,206

Total assets	$4,032,295	$441,535	$1,822,790	$(1,726,885)	$4,569,735

Liabilities and Stockholder’s Equity
Accounts payable	$42,102	$17,978	$177,015	$(115,929)	$121,166
Accrued liabilities	122,971	7,685	91,679	(2,612)	219,723
Advances from parent and affiliates	1,089,498	346,913	—	(449,914)	986,497
Debt	1,057,480	1,060	113,072	—	1,171,612
Deferred income taxes and investment tax credits	559,739	20,832	140,025	—	720,596

Total liabilities	2,871,790	394,468	521,791	(568,455)	3,219,594
Minority interest	—	—	108,353	—	108,353
Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,156	(476,915)	276,144
Retained earnings	834,793	38,992	773,344	(681,515)	965,614
Accumulated other comprehensive income	20	—	10	—	30
Equity adjustment from foreign currency translation	(43,866)	(5,270)	49,136	—	—

Total stockholder’s equity	1,160,505	47,067	1,192,646	(1,158,430)	1,241,788

Total liabilities and stockholder’s equity	$4,032,295	$441,535	$1,822,790	$(1,726,885)	$4,569,735

9.	Consolidating Financial Information (Continued)

	December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$48,935	$115,723	$930	$—	$165,588
Short-term investments	—	97,542	—	—	97,542
Available-for-sale securities	24,445	—	—	—	24,445
Accounts receivable, net	122,788	1,737	237,665	(156,854)	205,336
Accounts and notes receivable, affiliate	—	—	44,012	—	44,012
Inventories, net	7,246	1,429	210,204	—	218,879
Prepaid expenses and deferred charges	3,323	3,568	4,032	—	10,923
Advances to parent and affiliates	—	—	342,450	(342,450)	—
Railcar lease fleet, net	2,450,558	30,164	189,544	(566)	2,669,700
Intermodal tank container lease fleet, net	—	—	356,329	—	356,329
Other fixed assets, net	40,867	15,321	220,290	—	276,478
Investment in subsidiaries	934,687	75,453	41,718	(1,051,858)	—
Other assets	6,630	359	31,350	—	38,339

Total assets	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

Liabilities and Stockholder’s Equity
Accounts payable	$67,588	$17,335	$168,336	$(156,841)	$96,418
Accrued liabilities	122,997	6,349	101,372	391	231,109
Advances from parent and affiliates	557,753	257,813	—	(343,420)	472,146
Debt	1,238,382	2,119	113,146	—	1,353,647
Deferred income taxes and investment tax credits	485,275	17,530	140,648	—	643,453

Total liabilities	2,471,995	301,146	523,502	(499,870)	2,796,773
Minority interest	—	—	101,208	—	101,208
Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,791	(477,550)	276,144
Retained earnings	810,814	26,687	670,264	(574,308)	933,457
Accumulated other comprehensive (losses) income	(12)	—	1	—	(11)
Equity adjustment from foreign currency translation	(12,876)	118	12,758	—	—

Total stockholder’s equity	1,167,484	40,150	1,053,814	(1,051,858)	1,209,590

Total liabilities and stockholder’s equity	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

9.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$172,331	$(1,804)	$190,317	$(425)	$360,419
Cash flows from investing activities:
Construction and purchase of lease fleet	(480,634)	(69)	(33,301)	434	(513,570)
Construction and purchase of other fixed assets	(3,948)	(1,584)	(22,747)	—	(28,279)
Proceeds from sales of available-for-sale securities	24,462	—	—	—	24,462
Purchases of short-term investments	—	(235,275)	—	—	(235,275)
Proceeds from sales of short-term investments	—	151,040	—	—	151,040
(Increase) decrease in other assets	(222)	133	(2,074)	—	(2,163)
Proceeds from disposals of lease fleet and other fixed assets	15,404	10,831	10,578	—	36,813
Purchases of businesses, net of cash acquired	—	—	(35,523)	—	(35,523)

Net cash used in investing activities	(444,938)	(74,924)	(83,067)	434	(602,495)

Cash flows from financing activities:
Increase (decrease) in advances from parent and affiliates	517,602	44,562	(106,485)	(663)	455,016
Principal payments of debt	(180,903)	(1,060)	(72)	—	(182,035)
Cash dividends	(113,000)	—	(654)	654	(113,000)

Net cash provided by (used in) financing activities	223,699	43,502	(107,211)	(9)	159,981
Effect of exchange rates on cash and cash equivalents	—	20,479	4,177	—	24,656

Net (decrease) increase in cash and cash equivalents	(48,908)	(12,747)	4,216	—	(57,439)
Cash and cash equivalents at beginning of year	48,935	115,723	930	—	165,588

Cash and cash equivalents at end of period	$27	$102,976	$5,146	$—	$108,149

9.	Consolidating Financial Information (Continued)

	Nine Months Ended September 30, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$90,275	$2,809	$182,186	$88	$275,358
Cash flows from investing activities:
Construction and purchase of lease fleet	(520,051)	(89)	(41,361)	278	(561,223)
Construction and purchase of other fixed assets	(4,377)	(1,596)	(48,700)	—	(54,673)
Proceeds from sales of available-for-sale securities	131,884	—	—	—	131,884
Purchases of short-term investments	—	(116,084)	—	—	(116,084)
Proceeds from sales of short-term investments	—	81,736	—	—	81,736
(Increase) decrease in other assets	(366)	423	(2,532)	—	(2,475)
Proceeds from disposals of lease fleet and other fixed assets	15,423	19	17,749	—	33,191
Proceeds from disposition of business	—	—	900	—	900

Net cash used in investing activities	(377,487)	(35,591)	(73,944)	278	(486,744)

Cash flows from financing activities:
Increase in advances from parent and affiliates	389,890	102,128	70,380	(212,048)	350,350
Principal payments of debt	(55,752)	(15,299)	(67)	—	(71,118)
Cash dividends	(104,000)	(33,402)	(178,280)	211,682	(104,000)

Net cash provided by (used in) financing activities	230,138	53,427	(107,967)	(366)	175,232
Effect of exchange rates on cash and cash equivalents	—	2,661	—	—	2,661

Net (decrease) increase in cash and cash equivalents	(57,074)	23,306	275	—	(33,493)
Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of period	$13,869	$98,457	$4,809	$—	$117,135

10.	Acquisitions

During the first quarter of 2007, the Company acquired two businesses for its Metals Distribution segment for cash of $35,523. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky and complement existing Metals Distribution locations. Revenues from these operations since the acquisition (approximately seven months of operations) were $39,051 and income before income taxes was not significant. The Company’s estimate of goodwill is $18,906, as the purchase price allocation is preliminary and further refinements may be necessary pending finalization of valuations.

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

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007 and our quarterly reports for the periods ended March 31, 2007 and June 30, 2007 filed with the SEC on May 14, 2007 and August 9, 2007, respectively.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2007 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Item 1A—Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

3rd Quarter 2007 versus 3rd Quarter 2006

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

Third quarter revenues and gross profit from services were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Services revenue	$230,852	$205,036	$25,816
Cost of services	117,633	114,200	3,433

Gross profit from services	$113,219	$90,836	$22,383
Gross profit %	49%	44%

Services revenue in the third quarter of 2007 increased $25.8 million from the third quarter of 2006 primarily due to a $19.6 million increase in railcar leasing and service revenues (equipment additions and higher lease rates), a $2.4 million increase in intermodal tank container leasing revenues (equipment additions, higher lease rates and higher utilization rate), a $1.8 million increase in the sulphur processing business (higher volume) and $1.4 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the third quarter of 2007 increased $22.4 million from the third quarter of 2006 primarily due to a $19.2 million increase for railcar leasing (higher disposal gains, equipment additions and higher lease rates partially offset by higher maintenance expense), a $2.4 million increase for the intermodal tank container leasing business (equipment additions, higher lease rates and higher utilization rate) and a $0.8 million increase in the sulphur processing business (higher volume) .

Gains on disposals totaled $11.9 million in the third quarter of 2007. Of this total, $8.0 million was from the sale of unused real properties. The remainder of the gains were primarily from disposals of railcars and tank containers. Gains on disposals in the third quarter of 2006, primarily on railcars and tank containers, totaled $5.3 million. Gains on disposals are treated as a reduction to the cost of services.

The gross margin on services revenue of 49% in the third quarter of 2007 increased from 44% in the third quarter of 2006 primarily due to a higher margin in the railcar leasing business resulting from higher gains on disposals, equipment additions and higher lease rates, more than offsetting higher maintenance expense.

Average fleet utilization of the Company’s railcar fleet was 99% for the third quarter of 2007 compared with 98% for the third quarter of 2006. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Overall sales revenue was higher primarily due to increased demand for products of the metals distribution business. Outside sales of new railcars were decreased, despite an increase in railcar production from the third quarter of 2006 to the third quarter of 2007, in order to increase fleet additions in response to demand for new leased railcars.

Third quarter revenues and gross profit from sales were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Sales revenue	$277,295	$251,414	$25,881
Cost of sales	229,266	208,783	20,483

Gross profit from sales	$48,029	$42,631	$5,398
Gross profit %	17%	17%

Sales revenue for the third quarter of 2007 increased $25.9 million from the third quarter of 2006 primarily due to $23.1 million higher sales of metals distribution products (impact of acquisitions and higher prices), $2.0 million higher sales of containment vessel heads (higher volume), $2.0 million higher sales of light rail transit equipment (higher volume) and $1.8 million higher sales of mobile railcar moving equipment (higher volume). The sales revenue increases were partially offset by a $3.6 million decrease in sales of manufactured railcars (lower sales volume).

Sales revenue from the acquisitions of two steel service center operations in March 2007 added approximately $15.3 million of metals distribution products revenue in the third quarter of 2007. The gross profit impact was $2.6 million.

Gross profit on sales revenue in the third quarter of 2007 increased $5.4 million from the third quarter of 2006 primarily due to a $3.7 million increase for metals distribution products (impact of acquisitions and higher prices more than offsetting higher cost of sales), a $0.8 million increase for containment vessel heads (higher volume and lower costs), a $0.8 million increase for mobile railcar moving equipment (higher volume) and a $0.6 million increase for light transit rail products (higher volume). The gross profit increases were partially offset by $1.3 million decrease for manufactured railcars (lower sales volume).

The gross margin on sales revenue of 17% in the third quarter of 2007 was unchanged from the third quarter of 2006.

All other:

General and administrative expenses in the third quarter of 2007 were $3.0 million higher than in the third quarter of 2006 primarily due to higher expenses in the metals distribution business, partially a result of the March acquisitions.

Interest expense in the third quarter of 2007 was $5.2 million higher than in the third quarter of 2006 primarily due to $9.1 million higher interest on advances from parent and affiliates, more than offsetting $3.9 million lower interest expense on third-party debt due to principal repayments.

The provision for income taxes was $40.9 million in the third quarter of 2007 with an effective tax rate of 42.3%, compared with $30.3 million in the third quarter of 2006 with an effective tax rate of 38.6%. The increase in the effective rate was due to higher state income tax accruals as well as an increase in taxes on unremitted foreign earnings.

Nine Months 2007 versus Nine Months 2006

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

First nine months revenues and gross profit from services were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Services revenue	$661,978	$609,748	$52,230
Cost of services	356,684	336,791	19,893

Gross profit from services	$305,294	$272,957	$32,337
Gross profit %	46%	45%

Services revenue in the first nine months of 2007 increased $52.2 million from the first nine months of 2006 due to $37.5 million higher railcar leasing and service revenues (equipment additions and higher lease rates), $7.3 million higher intermodal tank container leasing revenues (equipment additions, higher lease rates and higher utilization rate), $3.8 million higher revenue in the contract rail switching business (higher volume) and $2.4 million higher revenue in the sulphur processing business (higher volume).

Gross profit on services revenue in the first nine months of 2007 increased $32.3 million from the first nine months of 2006 primarily due to a $25.0 million increase for railcar leasing (equipment additions, higher lease rates and higher disposal gains more than offsetting higher maintenance expense), a $6.5 million increase for the intermodal tank container leasing business (equipment additions, higher lease rates and higher utilization rate) and a $0.8 million increase for the contract rail switching business (higher volume).

Gains on disposals totaled $21.1 million in the first nine months of 2007. Of this total, $8.0 million was from the sale of unused real properties. The remainder of the gains were primarily from disposals of railcars and tank containers. Gains on disposals in the first nine months of 2006, primarily on railcars and tank containers, totaled $19.6 million. Gains on disposals are treated as a reduction to the cost of services.

The gross margin on services revenue of 46% in the first nine months of 2007 increased from 45% in the first nine months of 2006 primarily due to a higher margin in the railcar leasing business resulting from equipment additions, higher lease rates and higher disposal gains partially offset by higher maintenance expense.

Average fleet utilization of the Company’s railcar fleet was 99% for the first nine months of 2007 and the first nine months of 2006. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand increased for products of the metals distribution business. Outside sales of new railcars were decreased, despite an increase in railcar production from the first nine months of 2006 to the first nine months of 2007, in order to increase fleet additions in response to demand for new leased railcars.

First nine months revenues and gross profit from sales were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Sales revenue	$873,973	$812,084	$61,889
Cost of sales	705,530	683,714	21,816

Gross profit from sales	$168,443	$128,370	$40,073
Gross profit %	19%	16%

Sales revenue for the first nine months of 2007 increased $61.9 million from the first nine months of 2006 due to $90.0 million higher sales of metals distribution products (higher prices and impact of acquisitions), $11.2 million higher sales of mobile railcar moving equipment (higher volume), $5.3 million higher sales of light rail transit products (higher volume), $4.3 million higher sales of containment vessel heads (higher volume), $3.8 million higher sales of sulphur processing equipment (higher prices) and $1.1 million higher sales of gear drives (higher volume). These increases were partially offset by a $54.1 million decrease in sales of manufactured railcars (lower sales volume).

Sales revenue from the acquisitions of two steel service center operations in March 2007 added approximately $39.1 million of metals distribution products revenue in the first nine months of 2007. The gross profit impact was $6.2 million.

Gross profit on sales revenue in the first nine months of 2007 increased $40.1 million from the first nine months of 2006 primarily due to a $14.5 million increase for sulphur processing equipment (lower costs and higher prices), a $10.8 million increase for metals distribution products (impact of acquisitions and higher prices more than offsetting higher cost of sales), a $6.2 million improvement for manufactured railcars (higher prices and lower costs), a $3.4 million increase for mobile railcar moving equipment (higher volume), a $2.8 million increase for containment vessel heads (higher volume and lower costs), a $1.6 million increase for light transit rail products (higher volume) and a $1.1 million increase for gear drives (higher volume and lower cost).

The gross margin on sales revenues of 19% in the first nine months of 2007 increased from 16% in the first nine months of 2006 primarily due to improved margins on the sales of the sulphur processing equipment and manufactured railcars.

All other:

General and administrative expenses in the first nine months of 2007 were $6.5 million higher than in the first nine months of 2006 primarily due to higher expenses in the metals distribution business, partially a result of the March acquisitions.

Interest expense in the first nine months of 2007 was $19.9 million higher than in the first nine months of 2006 primarily due to $26.2 million higher interest on advances from parent and affiliates, more than offsetting $6.3 million lower interest expense on third-party debt due to principal repayments.

The provision for income taxes was $119.6 million in the first nine months of 2007 with an effective tax rate of 41.4%, compared with $90.5 million in the first nine months of 2006 with an effective tax rate of 36.8%. The increase in the effective tax rate was due to higher state income tax accruals and an increase in taxes on unremitted foreign earnings.

Financial Condition and Liquidity

Nine Months 2007 versus Nine Months 2006

The funds advanced from parent and affiliates, net cash provided by operating activities, and funds from the liquidation of short-term investments and available-for-sale securities were used to finance additions to the lease fleet, acquisitions and other fixed assets, to service debt obligations and to pay dividends to the Company’s stockholder.

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

Cash flows from operating activities:

Operating activities provided $360.4 million of net cash in the first nine months of 2007, compared with $275.4 million provided in the first nine months of 2006. The net cash provided by operating activities was higher in the first nine months of 2007 primarily due to higher deferred taxes, depreciation and net income.

Cash flows from investing activities:

Net cash used in investing activities was $602.5 million in the first nine months of 2007 compared with $486.7 million in the first nine months of 2006. The increase in net cash used in investing activities was primarily due to lower proceeds from the sale of available-for-sale securities and the purchases of businesses.

During the first nine months of 2007, the Company invested $513.6 million in the construction and purchase of lease fleet assets, compared with $561.2 million in the first nine months of 2006. The first nine months of 2006 capital expenditures included $229.3 million to exercise purchase options for railcars related to sale-leaseback transactions.

Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first nine months of 2007, the Company invested $28.3 million in the construction and purchase of other fixed assets, compared with $54.7 million in the first nine months of 2006. The amount in 2006 included expenditures related to the tank car manufacturing plant in Alexandria, Louisiana which was completed in the second quarter of 2006.

During the first nine months of 2007, the Company invested a net amount of $59.8 million from the purchases in excess of sales of available-for-sale securities and short-term investments, compared to the receipt of net proceeds of $97.5 million during the first nine months of 2006 from sales in excess of purchases. The available-for-sale securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The short-term investments consist of commercial paper with original maturities between four and six months. These investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), fund acquisitions or fund other operating needs.

A subsidiary of the Company has investments in Canadian short-term, asset-backed commercial paper, some of which were not paid out on their maturity dates due to the recent North American credit issues. This subsidiary is part of an investor group that has been organized to provide for an orderly restructuring and payment of the commercial paper. The investor group has agreed to a standstill agreement through December 14, 2007, which may be extended, to permit the restructuring and objective of receiving full value on the investments. At September 30, 2007, short-term investments included $81,803 related to this commercial paper. The Company anticipates receiving the carrying value of these investments and, accordingly, no impairment has been recorded.

In March 2007, the Company acquired two businesses for its Metals Distribution segment for cash of approximately $35.5 million. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky.

Proceeds from disposals of lease fleet and other fixed assets were $36.8 million in the first nine months of 2007 compared with $33.2 million in the first nine months of 2006.

Cash flows from financing activities:

Net cash provided by financing activities was $160.0 million in the first nine months of 2007 compared with $175.2 million in the first nine months of 2006 due to higher principal repayments of debt and higher cash dividends offsetting higher increases in advances from parent and affiliates. Cash dividends to Holdings were $113.0 million in the first nine months of 2007 compared with $104.0 million in the first nine months of 2006.

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

There have been no material changes during the first nine months of 2007 in the Company’s disclosure of the quantitative and qualitative market risk contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reference is made to “Business - Environmental Matters” in Item 1 and Note 11 “Contingencies” of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of certain environmental matters and Note 8 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2007.

On January 5, 2007, two subsidiaries of the Company, Enersul Inc. and Tiger Industries L.P. were charged with six offenses under the Alberta Environmental Protection and Enhancement Act relating to an alleged discharge of sulfur dioxide from Tiger Industries’ plant in Calgary, Alberta, Canada on January 15, 2005. The subsidiaries were subject to a fine for each offense. The case was under the jurisdiction of the Alberta Provincial Court. On October 30, 2007, Tiger Industries pled guilty to one count under the Alberta Environmental Protection and Enhancement Act. A total penalty of $278,330 was imposed on Tiger Industries. All other counts against Tiger Industries and all counts against Enersul Inc. were withdrawn by the Province of Alberta.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors contained herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as such risks or other risks not currently known to the Company or that the Company does not currently deem material could materially affect the Company’s business, financial condition or future results. There have been no material changes in the Company’s risk factors from those disclosed in such annual report except for the following additional risk factor:

We may be subject to unusual volatility and uncertainty in the financial markets.

The Company’s investments in cash equivalents, short-term investments and available-for-sale securities are subject to the inherent economic and other risks of the financial markets. There can be no assurance that the expected returns and liquidity of such investments will be attained when such financial markets become uncertain or volatile as a result of unusual economic or other events beyond the Company’s control.

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: November 9, 2007	By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(principal financial officer and principal accounting officer)