Form 10-K
period 2007-12-31
UNION TANK CAR CO
filed 2008-03-20
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

* NOTE: The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no voting stock held by non-affiliates of the registrant.

UNION TANK CAR COMPANY

FORM 10-K

Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

General

UNION TANK CAR COMPANY (with its wholly owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the “Company”) was organized under the laws of Delaware on September 23, 1980 and is the successor to a business which was originally incorporated in New Jersey in 1891. The Company is a wholly owned subsidiary of Marmon Holdings, Inc. (“Holdings”). Prior to the transaction discussed below, substantially all of the stock of Holdings was owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

On March 18, 2008, Berkshire Hathaway Inc. (“Berkshire”) purchased a minimum of 60% of Holdings for $4.5 billion. The remaining 40% of Holdings will be acquired by Berkshire through staged acquisitions over a five to six year period for consideration based on future earnings of Holdings.

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. The remaining businesses of the company are classified as All Other.

Railcar

The primary activity of the Railcar segment is leasing of railway tank cars and other railcars to North American manufacturers and other shippers of chemical products, including liquid fertilizers, liquefied petroleum gas and other petroleum and fuel products, food products and bulk plastics. The Company owns and operates one of the largest fleets of railway tank cars in the world. As of December 31, 2007, the Company’s railcar fleet comprised 79,074 tank cars and 15,342 railway cars of other types. A total of 38,768 railcars were added to the lease fleet during the ten years ended December 31, 2007. Most of the Company’s railcars were built by the Company or to its specifications and the rest were purchased from other sources.

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

Substantially all of the Company’s railcars are leased directly to several hundred manufacturers and other shippers under leases covering from one to several thousand railcars and ranging from one to twenty years. The average term of leases entered into during 2007 for newly manufactured railcars was approximately six years. The average term of leases entered into during 2007 for used railway tank cars and other railcars was approximately four years. Under the terms of most leases, the Company agrees to provide a full range of services, including railcar repair and maintenance. The Company supplies relatively few railcars directly to railroads. The Company markets its railcars through regional sales offices located throughout the United States and Canada and through a sales agent in Mexico. To ensure optimum use of the railcar lease fleet, the Company maintains data processing systems that contain information about each railcar, including mechanical specifications, maintenance and repair data, and lease terms.

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

The Company’s facilities for manufacturing and assembling railway tank cars are located in Alexandria, Louisiana, East Chicago, Indiana and Sheldon, Texas. The Company also operates North America’s largest network of shops for repairing and servicing railcars, as well as a fleet of specially equipped trucks to perform repairs at customer plant sites.

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

Sulphur Processing

Subsidiaries of the Company provide sulphur producers in Canada with various services, including processing of liquefied sulphur into crystalline granules. A subsidiary also designs, manufactures and sells sulphur processing equipment and plants worldwide.

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

Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. All other businesses of the Company, as described previously, plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2007
Services revenue	$683.3	$9.7	$122.6	$80.0	$895.6
Sales revenue	42.8	902.8	—	200.7	1,146.3
Interest income	—	—	—	13.2	13.2
Interest expense	62.0	0.1	14.2	43.3	119.6
Depreciation and amortization	173.9	6.1	30.4	6.9	217.3
Income before income taxes and minority interest	220.9	88.8	40.9	25.6	376.2
Segment assets	3,566.4	300.0	402.9	369.2	4,638.5
Expenditures for long-lived assets	648.5	6.7	49.5	14.6	719.3

2006
Services revenue	$629.8	$7.7	$112.9	$69.8	$820.2
Sales revenue	94.0	785.7	—	171.8	1,051.5
Interest income	—	—	—	17.1	17.1
Interest expense	68.9	0.1	15.3	11.3	95.6
Depreciation and amortization	154.2	3.6	28.7	6.2	192.7
Income before income taxes and minority interest	165.9	85.2	32.3	36.8	320.2
Segment assets	3,035.6	254.5	381.3	436.2	4,107.6
Expenditures for long-lived assets	703.3	4.5	51.4	9.6	768.8

2005
Services revenue	$593.5	$8.7	$103.8	$61.6	$767.6
Sales revenue	66.4	695.5	—	132.2	894.1
Interest income	0.1	—	—	17.8	17.9
Interest expense	69.8	—	15.2	2.7	87.7
Depreciation and amortization	130.4	3.1	27.8	5.3	166.6
Income before income taxes and minority interest	122.8	73.4	21.9	45.8	263.9
Segment assets	2,453.4	202.2	359.1	606.4	3,621.1
Expenditures for long-lived assets	523.8	4.3	41.9	11.9	581.9

Geographic Information

The following table presents geographic information for the Company. Revenues and long-lived assets are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2007
United States	$1,701.5	$3,440.0
Canada	157.6	170.7
Other countries	182.8	264.7

Consolidated total	$2,041.9	$3,875.4

2006
United States	$1,582.6	$2,943.7
Canada	139.7	158.2
Other countries	149.5	238.9

Consolidated total	$1,871.8	$3,340.8

2005
United States	$1,430.3	$2,381.3
Canada	129.1	169.2
Other countries	102.3	224.0

Consolidated total	$1,661.7	$2,774.5

Major Customers

Revenues from any one customer did not exceed 10% of consolidated revenues during any of the last three years.

Raw Materials

The Company purchases raw materials from a variety of suppliers, with no one supplier being material. In management’s opinion, the Company will have adequate availability of raw materials in the future.

Increased prices and reduced availability of steel and other metals have not had and are not expected to have a material impact on the Company’s activities. The Company’s exposure is mitigated via supply agreements, the ability to increase prices and the discretionary nature of railcar construction.

Foreign Operations

The Company does not believe that there are other than normal business risks attendant to its foreign operations.

Competition

All activities of the Company compete with similar activities of other companies.

Several competitors are in the business of leasing railcars in the United States and Canada. Principal competitors are GATX Corporation, General Electric Railcar Services Corporation, American Railcar Leasing LLC and Trinity Industries Leasing Company. Principal competitive factors are price, service, product design and reputation.

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

Backlog

The Company builds railway tank cars primarily for use in its leasing business and the number of railcars added in any one year is a small percentage of the Company’s lease fleet. Additionally, for railway tank cars built for sale to customers, the Company delivers against orders within a relatively brief period. Backlog is not material to any of the Company’s business segments.

Employees

As of December 31, 2007, the Company had approximately 6,140 employees.

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

The Company believes that all of its facilities are in substantial compliance with applicable laws and regulations relating to environmental protection. Over the past several years, the Company has attempted to identify and remediate potential problem areas. In 2007, the Company spent approximately $4.2 million on remediation and related matters, compared with $2.8 million and $2.7 million in 2006 and 2005, respectively. The Company expects to spend approximately $2.8 million in 2008 on similar activities.

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

We have a substantial investment in railway tank cars, plastic pellet hopper cars, intermodal tank containers and facilities. The construction and use of these assets is subject to the laws, rules and regulations of a number of governments and regulatory bodies. Changes to current laws, rules and regulations could occur which could result in significant expenditures to comply with such changes or the economic or mandated obsolescence of a significant portion of our assets.

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

A change of control from or of our current owner, including the sale to Berkshire, could result in a change to a riskier business model or financial strategy. Changes such as pursuing faster, less profitable growth or a more highly leveraged capital structure could adversely affect our financial performance.

We may not have sufficient cash flow to pay our outstanding liabilities.

Our ability to fund these liabilities depends, among other things, upon the continued success of our operations consistent with historical performance levels, the market conditions impacting our major business areas and the continued financial support of our current owner. We cannot assure that our business will continue to generate sufficient cash flow from operations to pay our obligations.

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

We are owned by a sole stockholder.

All of the stock of the Company is owned by Holdings. By maintaining majority ownership of our common stock, Holdings and its owners, including Berkshire, will continue to have the power to determine the persons constituting our directors and officers, and the outcome of various corporate actions requiring stockholder approval.

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

The Company estimates that its plant facilities were utilized during the year at an average of approximately 95% of productive capacity for railcar manufacturing, 75% for railcar servicing and repair, 65% for sulphur processing, 90% for railcar moving vehicles manufacturing, 80% for light rail transit product manufacturing, 90% for containment vessel head manufacturing, and 75% for gear drive manufacturing.

Railcars

The Company owns approximately 93% of its total lease fleet of 94,416 railcars, of which 79,074 are tank cars and 15,342 are other railway freight cars. Of the approximately 87,508 owned railcars, 78,884 are free of liens. Railcars which are not owned are leased from others under long-term net leases.

Railcar Manufacturing and Assembling Facilities

The Company’s facilities for manufacturing and assembling railcars are located in Alexandria, Louisiana, East Chicago, Indiana and Sheldon, Texas, together occupying about 400 acres.

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

Metals Distribution

Subsidiaries of the Company maintain numerous distribution warehouses and business offices, which are located throughout North America. There are 42 warehouse and distribution centers from which products are distributed to customers.

Intermodal Tank Container Leasing

Subsidiaries of the Company maintain a fleet of approximately 32,645 owned/managed intermodal tank containers consisting of a wide range of equipment types, specifications and capacities from 7,500 to 35,000 liters. These subsidiaries also own a fleet of 1,664 drop frame tank chassis. Customer service is provided through offices, agents and depots located throughout the world. The Company owns approximately 80% of the units in its fleet, of which approximately 47% are free of liens.

Sulphur Processing

A subsidiary of the Company owns facilities in Canada which process liquefied sulphur into crystalline granules and handle the formed product.

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

Gear Drive Manufacturing Facilities

Subsidiaries of the Company own a gear drive manufacturing facility in Amarillo, Texas and an agricultural wind machine manufacturing facility in Exeter, California.

Other Properties

The Company and its subsidiaries maintain numerous other manufacturing facilities, sales and business offices, and warehouses, most of which are leased, throughout North America, Europe, and Asia.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries have been named as defendants in a number of lawsuits and certain claims are pending. The Company has accrued what it reasonably expects to pay to resolve such claims, including legal fees, and, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. See “Business—Environmental Matters” and Note 12 of the Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in Thousands)
Revenues
Services	$895,568		$820,236		$767,590		$747,915		$718,436
Sales	1,146,313		1,051,526		894,081		778,371		559,591
Net income	236,080		197,068		201,050		142,646		69,754
Ratio of earnings to fixed charges	3.69	x	3.77	x	3.36	x	3.25	x	2.13	x
At year end:
Total assets	$4,638,544		$4,107,571		$3,621,080		$3,277,817		$2,950,966
Long-term debt	1,030,101		1,137,586		1,353,647		1,133,104		867,238

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

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K for the year ended December 31, 2007 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Item 1A - Risk Factors” of this document, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

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

The most significant opportunities in the business are: (a) general growth in the economy, which relies on the bulk movement of chemicals, petrochemicals, foods, fuels and other liquid and gas products and (b) displacing railway tank cars owned or net leased by shippers with our equipment provided through full service leases.

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

The most significant opportunities in the business are: (a) general growth in the manufacturing sector of the economy, (b) increasing business with existing customers, (c) increasing market share by delivering a high level of value-added services at competitive prices, and (d) acquisitions.

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

2007 versus 2006

Results of Operations

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

Revenues and gross profit from services were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Services revenue	$895,568	$820,236	$75,332
Cost of services	481,490	451,542	29,948

Gross profit from services	$414,078	$368,694	$45,384
Gross profit %	46%	45%

Services revenue in 2007 increased $75.3 million from 2006 due to $53.5 million higher railcar leasing and service revenues (equipment additions and higher lease rates), $9.7 million higher intermodal tank container leasing revenues (equipment additions, higher lease rates and higher utilization rate), $5.3 million higher revenue in the contract rail switching business (higher volume) and $4.9 million higher revenue in the sulphur processing business (higher volume).

Gross profit on services revenue in 2007 increased $45.4 million from 2006 primarily due to a $34.9 million increase for railcar leasing (equipment additions, higher lease rates and higher disposal gains more than offsetting higher maintenance expense), an $8.1 million increase for the intermodal tank container leasing business (equipment additions, higher lease rates and higher utilization rate) and a $1.5 million increase for the contract rail switching business (higher volume).

Gains on disposals of lease fleet and other fixed assets totaled $29.3 million in 2007. Of this total, $8.0 million was from the sale of unused real properties. The remainder of the gains were primarily from disposals of railcars and tank containers. Gains on disposals of lease fleet and other fixed assets in 2006, primarily on railcars and tank containers, totaled $21.4 million. Gains on disposals are treated as a reduction to the cost of services.

The gross margin on services revenue of 46% in 2007 increased from 45% in 2006 due to a higher margin in the railcar leasing business (equipment additions, higher lease rates and higher disposal gains partially offset by higher maintenance expense) and a higher margin in the intermodal tank container leasing business (higher lease rates and higher utilization rate).

Average fleet utilization of the Company’s railcar fleet was 99% for 2007 and 2006. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand for products of the metals distribution business remained strong. Outside sales of new railcars were decreased, despite an increase in railcar production from 2006 to 2007, in order to increase fleet additions in response to demand for new leased railcars.

Revenues and gross profit from sales were as follows:

	2007	2006	Increase
	(Dollars in Thousands)
Sales revenue	$1,146,313	$1,051,526	$94,787
Cost of sales	929,635	883,056	46,579

Gross profit from sales	$216,678	$168,470	$48,208
Gross profit %	19%	16%

Sales revenue for 2007 increased $94.8 million from 2006 due to $113.7 million higher sales of metals distribution products (higher prices and impact of acquisitions), $13.3 million higher sales of mobile railcar moving equipment (higher volume), $5.1 million higher sales of sulphur processing equipment (higher prices), $4.9 million higher sales of containment vessel heads (higher volume), $4.9 million higher sales of light rail transit products (higher volume) and $4.0 million higher sales of gear drives (higher volume). These increases were partially offset by a $51.2 million decrease in sales of manufactured railcars (lower sales volume).

Sales revenue from the acquisitions of two steel service center operations in March 2007 added approximately $54.4 million of metals distribution products revenue in 2007. The gross profit impact was $8.2 million.

Gross profit on sales revenue in 2007 increased $48.2 million from 2006 primarily due to a $14.4 million increase for metals distribution products (impact of acquisitions and higher prices partly offset by higher cost of sales), a $14.3 million increase for sulphur processing equipment (lower costs and higher prices), a $9.2 million improvement for manufactured railcars (higher prices and lower costs), a $4.4 million increase for mobile railcar moving equipment (higher volume), a $3.2 million increase for containment vessel heads (higher volume and lower costs), a $1.9 million increase for gear drives (higher volume and lower cost) and a $1.5 million increase for light transit rail products (higher volume).

The gross margin on sales revenue of 19% in 2007 increased from 16% in 2006 primarily due to improved margins on the sales of the sulphur processing equipment and manufactured railcars, partly offset by lower margins on the sales of metal distribution products.

General and administrative expense, interest expense and income taxes:

General and administrative expenses in 2007 were $11.8 million higher than in 2006 primarily due to higher expenses in the metals distribution business, partially a result of the March acquisitions.

Interest expense in 2007 was $24.0 million higher than in 2006 primarily due to $33.9 million higher interest on advances from parent and affiliates, more than offsetting $9.9 million lower interest expense on third-party debt due to principal repayments. The 2006 interest expense was reduced by $3.8 million of capitalized interest. Interest rates and debt are discussed in Note 11 of the Notes to Consolidated Financial Statements.

The provision for income taxes was $130.6 million in 2007 with an effective tax rate of 34.7%, compared with $114.6 million in 2006 with an effective tax rate of 35.8%. The decrease in the effective tax rate was due to lower taxes on foreign income and unremitted foreign earnings partially offset by higher state income tax accruals. Income taxes are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

2007 versus 2006

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

Cash flows from operating activities:

Operating activities provided $529.3 million of net cash in 2007, compared with $327.4 million provided in 2006. The net cash provided by operating activities was higher in 2007 primarily due to changes in operating assets and liabilities as well as higher net income, depreciation and deferred taxes.

Cash flows from investing activities:

Net cash used in investing activities was $742.3 million in 2007 compared with $554.3 million in 2006. The increase in net cash used in investing activities was primarily due to net investment activity in available-for-sale securities and short-term investments in 2007 compared to net sales activity in 2006.

During 2007, the Company invested $679.0 million in the construction and purchase of lease fleet assets, compared with $711.5 million in 2006. Capital expenditures in 2006 included $229.3 million to exercise purchase options for railcars related to sale-leaseback transactions.

Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During 2007, the Company invested $40.4 million in the construction and purchase of other fixed assets, compared with $57.4 million in 2006. The amount in 2006 included expenditures related to the tank car manufacturing plant in Alexandria, Louisiana which was completed in the second quarter of 2006.

During 2007, the Company increased, on a net basis, its available-for-sale securities and short-term investments by $34.6 million, compared to a net decrease of available-for-sale securities and short-term investments of $178.7 million in 2006. The available-for-sale securities are investment-grade debt obligations with a combined weighted-average maturity under two years. The short-term investments consist of commercial paper with original maturities between four and six months. These investments are available for the Company’s use to fund repayment of principal obligations, finance lease fleet additions (including the exercise of sale-leaseback purchase options), fund acquisitions or fund other operating needs.

A subsidiary of the Company had investments in Canadian short-term, asset-backed commercial paper at December 31, 2007, some of which were not paid out on their maturity dates during 2007 due to the North American credit issues. This subsidiary was part of an investor group organized to provide for an orderly restructuring and payment of the commercial paper. During December 2007, the Company received $22.0 million from one of the issuers of the commercial paper at a 1.7 % discount and subsequently sold the remaining Canadian commercial paper at carrying/maturity value of $61.3 million to an affiliated entity on February 29, 2008.

In March 2007, the Company acquired two businesses for its Metals Distribution segment for cash of approximately $35.9 million. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky.

Proceeds from disposals of lease fleet and other fixed assets were $49.9 million in 2007 compared with $37.6 million in 2006.

Cash flows from financing activities:

Net cash provided by financing activities was $145.9 million in 2007 compared with $242.9 million in 2006 due to higher principal repayments of debt and higher cash dividends offsetting higher increases in advances from parent and affiliates. Cash dividends to Holdings were $165.0 million in 2007 compared with $137.0 million in 2006.

Management expects future cash provided from operating activities, advances from parent and affiliates, and long-term financings will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

Approximately 10% of Company-owned railcars are pledged to secure equipment obligations and secured notes. The remaining Company-owned railcars are free of liens.

The following table presents the scheduled cash inflows and outflows for the railcar and intermodal tank container leasing businesses over the next five years based on leases and equipment related indebtedness outstanding as of December 31, 2007:

	2008	2009	2010	2011	2012
	(Dollars in Millions)
Equipment Leasing Cash Inflows
Minimum future lease rentals	$589.8	$479.1	$367.2	$248.7	$155.5

Equipment Leasing Cash Outflows
Minimum future lease payments	40.7	37.6	39.9	42.8	56.0
Principal and interest amount of obligations	173.2	259.9	216.1	108.0	103.5

Excess (deficit) of inflows over outflows	$375.9	$181.6	$111.2	$97.9	$(4.0)

Minimum future lease rentals above relate to railcar and intermodal tank container leases in effect at December 31, 2007. Based upon its historical experience, the Company expects that the railcars and intermodal tank containers (other than those which are retired in the ordinary course of business) will be re-leased at the expiration of such leases. The rentals under such future leases cannot be ascertained and are not reflected above.

The Company has not experienced any significant impact from general inflation on its financial position or results of operations over the last several years.

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2007 and 2006.

Contractual Obligations

At December 31, 2007, contractual obligations of the Company are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (inclusive of interest)	$1,459.1	$173.4	$476.3	$212.0	$597.4
Operating leases	338.2	45.9	85.4	104.4	102.5
Purchase obligations	50.8	50.8	—	—	—
Other long term liabilities recorded on the balance sheet	35.6	7.1	13.2	9.0	6.3

Total contractual obligations	$1,883.7	$277.2	$574.9	$325.4	$706.2

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

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that, of its significant accounting policies (see “Summary of Accounting Principles and Practices” more fully described in Note 2 of the Notes to Consolidated Financial Statements), the following policies involve a higher degree of judgment and/or complexity.

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

Available-for-Sale Securities

Available-for-sale securities consist of investment-grade corporate debt securities and U.S. government obligations. Management determines the appropriate classification of investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This statement is effective in 2009 for the Company (early adoption is prohibited). This statement will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. When adopted, this statement is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are applied retrospectively for all periods presented. This statement will not affect reported net income.

In December 2007, the FASB issued FASB Statement No. 141 Revised, “Business Combinations.” This statement modifies Statement No. 141 but retains the fundamental requirements of Statement No. 141. This statement is effective for acquisitions on or after January 1, 2009 (early adoption is prohibited). This statement retains the purchase method of accounting, with assets purchased and liabilities assumed in an acquisition valued at fair value, and broadens the scope of Statement No. 141. Certain costs, including acquisition costs and restructuring cost, are recognized separately from the accounting for the business acquired. Also, accounting for step acquisitions, contingencies and bargain purchases has been modified. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective in 2008 for the Company. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of overfunded or underfunded status of defined benefit plans as an asset or liability and the recognition of changes in the funded status through comprehensive income. This statement also requires the measurement of funded status as of the Company’s year-end, which was adopted by the Company at the end of 2007. The requirement to use the Company’s year-end as the measurement date is effective for fiscal years ending after December 15, 2008. The adoption of this statement reduced consolidated stockholder’s equity by $180, net of income taxes. See Note 14 of the Notes to Consolidated Financial Statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” See Note 5 of the Notes to Consolidated Financial Statements regarding the Company’s adoption of FIN 48.

2006 versus 2005

Results of Operations

Services revenue and gross profit:

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

Gains on disposals, primarily on rail cars and tank containers, totaled $21.4 million in 2006 compared with $10.4 million in 2005, and are treated as a reduction to the cost of services.

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

General and administrative expense, interest expense and income taxes:

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

Interest expense in 2006 was $7.9 million higher than in 2005 due to interest on advances from parent and affiliates and the full year of interest expense related to a new financing in 2005 more than offsetting lower interest expense from principal repayments of debt and capitalized interest of $3.8 million in 2006. Interest rates and debt are discussed in Note 11 of the Notes to Consolidated Financial Statements.

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

Cash flows from operating activities:

Operating activities provided $327.4 million of net cash in 2006, compared with $338.2 million provided in 2005. The net cash provided by operating activities was lower in 2006 primarily due to changes in operating assets and liabilities, partially offset by higher depreciation and deferred taxes (see Note 17 of the Notes to Consolidated Financial Statements).

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

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value 12-31-2007
	(Dollars in Millions)
Fixed rate debt	$107.5	$205.1	$174.2	$73.9	$73.7	$503.2	$1,137.6	$1,165.3
Average interest rate	6.75%	7.18%	6.31%	5.70%	5.69%	5.48%	6.06%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Union Tank Car Company and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report, which is included herein, on our assessment of internal control over financial reporting.

Kenneth P. Fischl	Mark J. Garrette
President and Chief Executive Officer	Vice President and Principal Financial Officer
March 19, 2008	March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Union Tank Car Company:

We have audited the accompanying consolidated balance sheets of Union Tank Car Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. We also have audited the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Tank Car and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for this period, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 19, 2008

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	For the Year Ended December 31,
	2007	2006	2005
Revenues
Services (leasing and other)	$895,568	$820,236	$767,590
Sales	1,146,313	1,051,526	894,081

	2,041,881	1,871,762	1,661,671

Costs and expenses
Cost of services	481,490	451,542	448,776
Cost of sales	929,635	883,056	744,366
General and administrative	152,854	141,031	143,740
Interest expense	119,619	95,598	87,675

	1,683,598	1,571,227	1,424,557

Operating income	358,283	300,535	237,114

Interest income	13,181	17,050	17,926
Other income, net	4,768	2,576	8,855

Income before income taxes and minority interest	376,232	320,161	263,895

Provision for income taxes	130,612	114,566	56,436

Income before minority interest	245,620	205,595	207,459

Minority interest	9,540	8,527	6,409

Net income	$236,080	$197,068	$201,050

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2007	2006
Assets

Cash and cash equivalents	$122,114	$165,588
Short-term investments	172,335	97,542
Available-for-sale securities	—	24,445
Accounts receivable, primarily due within one year, less allowance for doubtful accounts of $6,079 in 2007 and $6,577 in 2006	209,034	205,336
Accounts and notes receivable, affiliate	43,990	44,012
Inventories, net of LIFO reserves of $116,365 in 2007 and $103,543 in 2006	203,180	218,879
Prepaid expenses and deferred charges	12,442	10,923
Railcar lease fleet, net	3,156,456	2,669,700
Intermodal tank container lease fleet, net	374,828	356,329
Other fixed assets, net	290,995	276,478
Other assets	53,170	38,339

Total assets	$4,638,544	$4,107,571

Liabilities and Stockholder’s Equity

Accounts payable	$119,677	$96,418
Accrued rent	36,056	40,468
Accrued liabilities	169,419	190,641
Advances from parent and affiliates	1,055,651	472,146
Debt	1,137,589	1,353,647
Deferred income taxes and investment tax credits	745,901	643,453

Total liabilities	3,264,293	2,796,773

Minority interest	110,748	101,208

Stockholder’s equity
Common stock, no par value; 1,000 shares authorized and issued as of December 31, 2007 and 2006	106,689	106,689
Additional capital	169,455	169,455
Retained earnings	987,464	933,457
Accumulated other comprehensive losses	(105)	(11)

Total stockholder’s equity	1,263,503	1,209,590

Total liabilities and stockholder’s equity	$4,638,544	$4,107,571

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Total
Balance at January 1, 2005	$106,689	$158,372	$812,339	$(401)	$1,076,999

Net income	—	—	201,050	—	201,050
Unrealized losses on rabbi trust investments, net	—	—	—	(7)	(7)
Unrealized losses on available-for-sale securities, net	—	—	—	(694)	(694)

Comprehensive income					200,349
Capital contribution	—	9,236	—	—	9,236
Cash dividends	—	—	(140,000)	—	(140,000)

Balance at December 31, 2005	106,689	167,608	873,389	(1,102)	1,146,584

Net income	—	—	197,068	—	197,068
Unrealized gains on rabbi trust investments, net	—	—	—	17	17
Unrealized gains on available-for-sale securities, net	—	—	—	1,074	1,074

Comprehensive income					198,159
Capital contribution	—	1,847	—	—	1,847
Cash dividends	—	—	(137,000)	—	(137,000)

Balance at December 31, 2006	106,689	169,455	933,457	(11)	1,209,590

Net income	—	—	236,080	—	236,080
Unrealized gains on rabbi trust investments, net	—	—	—	71	71
Unrealized gains on available-for-sale securities, net	—	—	—	15	15

Comprehensive income					236,166
Effect of adoption of FIN 48	—	—	(17,073)	—	(17,073)
Effect of adoption of FASB 158	—	—	—	(180)	(180)
Cash dividends	—	—	(165,000)	—	(165,000)

Balance at December 31, 2007	$106,689	$169,455	$987,464	$(105)	$1,263,503

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$236,080	$197,068	$201,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,289	192,670	166,586
Deferred income taxes	79,154	60,744	986
Gain on disposition of lease fleet and other fixed assets	(29,261)	(21,417)	(10,371)
Other non-cash income and expenses	12,977	15,349	12,981
Changes in operating assets and liabilities (see Note 17)	13,056	(116,991)	(33,076)

Net cash provided by operating activities	529,295	327,423	338,156

Cash flows from investing activities:
Construction and purchase of lease fleet	(678,953)	(711,468)	(510,722)
Construction and purchase of other fixed assets	(40,387)	(57,360)	(71,188)
Purchases of available-for-sale securities	—	—	(103,088)
Proceeds from sales of available-for-sale securities	24,462	197,452	114,791
Purchases of short-term investments	(224,276)	(116,084)	(78,915)
Proceeds from sales of short-term investments	165,199	97,313	45,429
Increase in advances from parent and affiliates	—	—	155,265
Increase in other assets	(2,319)	(2,682)	(169)
Proceeds from disposals of lease fleet and other fixed assets	49,855	37,631	22,039
Proceeds from disposition of business	—	900	7,274
Purchases of businesses, net of cash acquired	(35,913)	—	—

Net cash used in investing activities	(742,332)	(554,298)	(419,284)

Cash flows from financing activities:
Increase in advances from parent and affiliates	526,924	465,083	—
Proceeds from issuance of debt	—	—	312,121
Principal payments of debt	(216,058)	(85,143)	(40,583)
Cash dividends	(165,000)	(137,000)	(140,000)

Net cash provided by financing activities	145,866	242,940	131,538

Effect of exchange rates on cash and cash equivalents	23,697	(1,105)	1,882

Net (decrease) increase in cash and cash equivalents	(43,474)	14,960	52,292
Cash and cash equivalents at beginning of year	165,588	150,628	98,336

Cash and cash equivalents at end of year	$122,114	$165,588	$150,628

See Notes to Consolidated Financial Statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	Ownership

UNION TANK CAR COMPANY (with its wholly owned and majority-owned subsidiaries herein collectively referred to, unless the context otherwise requires, as the “Company”) is a wholly owned subsidiary of Marmon Holdings, Inc. (“Holdings”). Prior to the transaction discussed below, substantially all of the stock of Holdings was owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

On March 18, 2008, Berkshire Hathaway Inc. (“Berkshire”) purchased a minimum of 60% of Holdings for $4.5 billion. The remaining 40% of Holdings will be acquired by Berkshire through staged acquisitions over a five to six year period for consideration based on future earnings of Holdings.

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

Description of the Business

The Company manufactures, manages and leases railway tank cars and other rail cars and owns, manages and leases intermodal tank containers. The Company is also a distributor of carbon steel, stainless steel and aluminum tubular products; chrome and stainless bar; other carbon steel products, including beams and channels; and aircraft-grade tubing and sheets, rolled form shapes and other raw materials. Its customers are primarily located in North America.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Accounting Principles and Practices (Continued)

Revenue Recognition

Revenue from sales of products is generally recognized upon shipment to customers which is when title and the risks and rewards of ownership are passed on to the customers. Such revenue is based upon determinable sales prices and is recognized only upon collectibility being reasonably assured. Certain long-term contracts are accounted for under the completed contract method when the Company is unable to reasonably forecast costs and the time required to complete those contracts. Revenues from any one customer did not exceed 10% of consolidated revenues during any of the last three years.

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

Shipping and Handling Costs

Freight costs incurred by the Company to ship its products to its customers are generally included in cost of sales.

Foreign Currency Translation

The Company’s foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities are translated at exchange rates in effect at the balance sheet date. Average exchange rates are used for revenues, costs and expenses.

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the years ended December 31, 2007, 2006 and 2005, Holdings absorbed a gain of $11,244 and losses of $2,605 and $732, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Accounting Principles and Practices (Continued)

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. These differences relate primarily to depreciation, allowance for losses and accrued expenses and certain leasing activities.

The Company includes interest expense and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. Interest income attributable to overpayments of income taxes is included in interest income.

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.

Short-Term Investments

Short-term investments consist of commercial paper with original maturities between four and six months. See Note 6.

Available-for-Sale Securities

Available-for-sale securities consist of investment-grade corporate debt securities and U.S. government obligations. Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. Fair value is primarily determined by quoted market prices at the end of the reporting period. In determining gains and losses, both realized and unrealized, cost basis is specifically identified for each security.

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

Depreciation and Fixed Asset Accounting

Railcars, intermodal tank containers and other fixed assets are recorded at cost less accumulated depreciation. These assets are depreciated to salvage value over their estimated useful lives primarily on the straight-line method. The estimated useful lives are: railcars, 20-30 years; intermodal tank containers, 20 years; chassis, 15 years; buildings and improvements, 10-50 years; and machinery and equipment, 3-20 years.

The cost of major conversions and betterments are capitalized and depreciated over their estimated useful lives or, if shorter, the remaining useful lives of the related assets. Maintenance and repairs are charged to expense when incurred.

Gains and losses on disposals are included in cost of services or cost of sales.

Impairment of Long-lived and Identifiable Intangible Assets

Carrying values of long-lived assets and identifiable intangible assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of an asset will not be recoverable, as determined based on the undiscounted net cash flows of the asset over the remaining useful life, the carrying value of the asset is reduced to its estimated fair value (based on an estimate of discounted net future cash flows). There were no significant impairments in 2007, 2006 or 2005.

Fair Value of Financial Instruments

Recorded amounts for financial instruments approximate the instruments’ fair value except for debt discussed in Note 11.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrated risks consist primarily of trade receivables and investments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s customer base. The Company also maintains deposits of cash and cash equivalents with major financial institutions of high credit quality. The Company’s policy is designed to limit exposure to any one institution. See Note 6.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Accounting Principles and Practices (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Railcar and Intermodal Tank Container Lease Data

Railcars are leased directly to several hundred shippers located throughout North America. Each lease involves one unit to several thousand units, normally for periods ranging from one to twenty years. The average term of leases entered into during 2007 for newly manufactured railcars was approximately six years. The average term of leases entered into during 2007 for used railway tank cars and other railcars was approximately four years. Under the terms of most of the leases, the Company agrees to provide a full range of services including railcar repair and maintenance.

Intermodal tank containers are leased directly to several hundred chemical companies, non-vessel-owning common carriers and transport-related customers located primarily in North America, Europe and Asia. Each lease involves one unit to two thousand units, normally for periods ranging from one to five years. The average term of leases entered into during 2007 for new intermodal tank containers was approximately three years. The average term of leases entered into during 2007 for used intermodal tank containers was approximately two years.

Minimum future lease rentals to be received on the equipment lease fleet (including railcars leased from others) were as follows as of December 31, 2007:

Operating Leases
2008	$589,844
2009	479,067
2010	367,209
2011	248,684
2012	155,456
2013 and thereafter	249,107

$2,089,367

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Lease Commitments

The Company and its subsidiaries, as lessee, have entered into long-term leases for certain railcars and various manufacturing, office and warehouse facilities.

At December 31, 2007, future minimum rental commitments for all noncancelable operating leases are as follows:

	Operating Leases
	Sale- Leaseback	Others	Total
2008	$38,413	$7,485	$45,898
2009	35,412	6,449	41,861
2010	37,758	5,757	43,515
2011	40,753	4,859	45,612
2012	53,956	4,879	58,835
2013 and thereafter	88,231	14,244	102,475

	$294,523	$43,673	$338,196

Amounts under “Sale-Leaseback” involve financing transactions in which railcars are sold by the Company to outside investors and leased back under operating leases.

In 2005 and 2006, the Company exercised options to purchase a total of 4,579 railcars that the Company had leased as part of certain sale-leaseback transactions in 1994, 1995 and 1996. The Company’s purchases of these railcars were consummated in 2006, at which time the purchased railcars ceased to be subject to the operating leases under these sale-leaseback transactions. The aggregate purchase price paid by the Company for these railcars was $229,344, all of which was paid in 2006. The Company has early buyout options on its remaining sale-leaseback transactions. These buyout options are $137,838, $29,436 and $92,055 in 2009, 2010 and 2012, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Lease Commitments (Continued)

Minimum future sublease revenue to be received under existing railcar sale-leaseback leases as of December 31, 2007 is presented below. Sublease revenue under other existing operating leases is not material and is primarily included in other income. The Company expects that the subleased railcars will be re-leased at the expiration of such leases. The rentals under such future subleases cannot be ascertained and therefore are not reflected below.

Sale- Leaseback Leases
2008	$36,810
2009	26,036
2010	18,319
2011	12,696
2012	8,152
2013 and thereafter	16,106

$118,119

Sublease rentals recorded as revenue for the years ended December 31, 2007, 2006 and 2005 were approximately $43,000, $54,000 and $76,000, respectively.

Rentals charged to costs and expenses were $47,190, $49,890 and $67,220 in 2007, 2006 and 2005, respectively.

5.	Income Taxes

Federal, state, local and foreign income taxes, in general, are reflected on the basis of individual company liabilities, except as follows: the Company and its more than 80% owned U.S. subsidiaries are included in the consolidated U.S. federal income tax return and certain combined state income tax filings of Holdings; and under an arrangement with Holdings, federal income taxes, before consideration of tax credits, are computed as if the Company files a separate consolidated return. For this computation, the Company generally uses tax accounting methods which minimize the current tax liability (these methods may differ from those used in the consolidated tax return). Tax liabilities are remitted to, and refunds are obtained from, Holdings on this basis. If deductions and credits available to Holdings’ entire consolidated group exceed those which can be used on Holdings tax return, allocation of the related benefits between the Company and others will be at the sole discretion of Holdings. In 2007, the tax credits were allocated to the Company as if it filed a separate consolidated federal income tax return. In prior years, the tax credits allocated to the Company were lower (higher) than as if the Company had filed a separate consolidated tax return by $1,260 and $(183) in 2006 and 2005, respectively. As a member of a consolidated federal income tax group, the Company is contingently liable for the federal income taxes of the other members of the consolidated group.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Income Taxes (Continued)

During 2005, Holdings and the Internal Revenue Service reached agreement on all unresolved tax issues for 1976 through 1999. The Company recorded a $34,937 benefit in 2005 reflecting the Company’s allocated portion of the settlement. During 2006, Holdings completed federal tax examinations for the years 2000 through 2002 with the Internal Revenue Service. The issues that were settled resulted in an insignificant reduction of the Company’s income taxes.

Provisions have been reflected in the accompanying consolidated financials statements for the estimated income taxes and interest thereon through 2007. Management believes the amounts provided for the remaining open tax years are adequate.

The Company’s significant foreign subsidiaries income tax returns have been audited through 2002. Numerous state jurisdictional audits are ongoing.

During 2007, the Company determined all of its unremitted foreign earnings, with the exception of $60,000, would be required to expand international operations organically and through acquisitions. As a result, the Company realized a tax benefit of $4,825. Earnings expected to remain permanently reinvested were $140,357 at December 31, 2007. In the event these earnings are repatriated, they may be subject to U.S. income taxes and foreign withholding taxes. However, the resulting U.S. income tax liabilities could be offset, in whole or in part by foreign tax credits allowable for taxes paid to foreign jurisdictions. The actual tax cost would depend upon the income tax laws and circumstances at the time of distribution. Determination of the potential net tax liability is not practicable due to the complexities with the hypothetical calculations.

The following summarizes the provision (benefit) for income taxes:

	2007	2006	2005
State
Current	$9,387	$1,077	$2,691
Deferred	5,786	2,503	408
Federal
Current	20,122	29,025	36,405
Deferred and investment tax credit	74,276	59,593	5,167
Foreign
Current	21,949	23,720	16,354
Deferred and investment tax credit	(908)	(1,352)	(4,589)

Total	$130,612	$114,566	$56,436

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Income Taxes (Continued)

In 2007, 2006 and 2005, the Company paid foreign withholding taxes of $3,156, $7,098 and $2,314, respectively.

Income tax effects of significant items which resulted in effective tax rates of 34.7% in 2007, 35.8% in 2006 and 21.4% in 2005 follow:

	2007	2006	2005
Income taxes at 35% federal statutory rate	$131,681	$112,056	$92,363
Increase (decrease) resulting from:
Amortization of investment tax credits	(652)	(675)	(723)
State income taxes, net of federal income tax benefit	11,887	3,203	2,157
Excess (benefit) tax on foreign income	(6,518)	(458)	331
Tax benefit of unremitted foreign earnings	(4,825)	(1,208)	(134)
Resolution of tax contingencies and adjustment to prior years’ taxes	(365)	2,683	(34,937)
Other, net	(596)	(1,035)	(2,621)

Total income taxes	$130,612	$114,566	$56,436

The excess benefit on foreign income represents rates different than the U.S. federal statutory rate. The excess benefit in 2007 and 2006 are a result of a reduction in Canadian tax rates. The additional tax expense in 2005 results from foreign withholding taxes without the offset of a U.S. foreign tax credit.

Income tax expense is based upon domestic and foreign income before income taxes and minority interest as follows:

	2007	2006	2005
Domestic	$308,670	$272,466	$233,621
Foreign	67,562	47,695	30,274

Total	$376,232	$320,161	$263,895

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets and (liabilities) result from the following temporary differences:

	2007	2006
Excess of tax over book depreciation	$(781,091)	$(673,147)
Other	(7,455)	(3,468)

Total liabilities	(788,546)	(676,615)

Accrued expenses and reserves	35,689	27,985
State and foreign net operating loss carryforwards	4,631	3,507
Other	6,956	5,177

Total assets	47,276	36,669

Valuation allowance	(4,631)	(3,507)

Net deferred income tax liability	$(745,901)	$(643,453)

The Company had approximately $85,193 and $61,838 of state and foreign net operating loss carryforwards available to offset taxable income for 2007 and 2006, respectively. Due to the uncertain realization of the benefits of the carryforwards, appropriate valuation allowances have been provided of $4,631 and $3,507 for state and foreign net operating losses for 2007 and 2006, respectively. These carryforwards expire between 2008 and 2027.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes including defining the criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in consolidated financial statements and provides guidance on the measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recorded an increase in its deferred income tax liability and a corresponding decrease of $17,073 to the January 1, 2007 retained earnings. This adjustment was related primarily to accruals for state income taxes.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Income Taxes (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$34,754

Increases—tax positions in a prior period	1,402
Decreases—tax positions in a prior period	(8,081)
Increases—current period tax positions	1,900
Lapse of statute of limitations	(152)

Balance at December 31, 2007	$29,823

The entire balance of unrecognized tax benefits of $29,823 as of December 31, 2007 would reduce the Company’s provision for income taxes, if fully recognized. The Company does not expect any significant change to the unrecognized tax benefits in the next twelve months. In addition, certain tax statutes may close within the 12 month timeframe. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months. However, quantification of a range cannot be made at this time. The Company’s accrual for interest and penalties related to uncertain tax positions was $3,608 and $1,942 as of January 1, 2007 and December 31, 2007, respectively.

6.	Short-Term Investments

A subsidiary of the Company had investments in Canadian short-term, asset-backed commercial paper at December 31, 2007, some of which were not paid out on their maturity dates during 2007 due to the North American credit issues. This subsidiary was part of an investor group organized to provide for an orderly restructuring and payment of the commercial paper. During December 2007, the Company received $21,953 from one of the issuers of the commercial paper at a 1.7 % discount and subsequently sold the remaining Canadian commercial paper at carrying/maturity value of $61,297 to an affiliated entity on February 29, 2008.

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

The gross unrealized holding losses, less related taxes of $5 at December 31, 2006, have been reported as a separate component of stockholder’s equity in the accompanying consolidated balance sheet. There were no available-for-sale securities held at December 31, 2007.

The fair value of investments with gross unrealized losses was $24,445 at December 31, 2006. The Company considers unrealized losses to be temporary.

8.	Inventories

	December 31,
	2007	2006
Raw materials	$37,564	$35,012
Work-in-process	39,341	52,222
Finished goods	247,972	240,556
Obsolescence and other reserves	(5,332)	(5,368)

	319,545	322,422
LIFO reserve	(116,365)	(103,543)

Net	$203,180	$218,879

Inventories valued under the LIFO method (75% and 72% in 2007 and 2006, respectively) were approximately $116,365 and $103,543 less than the current costs of such inventories at December 31, 2007 and 2006, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Lease Fleet and Other Fixed Assets

	December 31,
	2007	2006
Railcar lease fleet
Gross cost	$5,056,138	$4,437,125
Less accumulated depreciation	(1,899,682)	(1,767,425)

	$3,156,456	$2,669,700

Intermodal tank container lease fleet
Gross cost	$546,897	$497,665
Less accumulated depreciation	(172,069)	(141,336)

	$374,828	$356,329

Other fixed assets
Land	$16,431	$16,386
Buildings and improvements	248,236	239,993
Machinery and equipment	428,751	372,681
Construction in progress	18,209	51,383

	711,627	680,443
Less accumulated depreciation	(420,632)	(403,965)

	$290,995	$276,478

During 2006, the Company capitalized interest expense of $3,835 on its Alexandria, Louisiana railway tank car manufacturing facility.

Depreciation expense recorded in the consolidated statements of income totaled $215,081, $192,413 and $165,642, for the years ended December 31, 2007, 2006 and 2005, respectively.

10.	Completed Contracts

Certain projects are accounted for using the completed contract method because of the inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion. Net billing in excess of cost included in accrued liabilities in the consolidated balance sheets is as follows:

	December 31,
	2007	2006
Cost incurred	$4,166	$16,274
Deferred revenue	(5,975)	(36,971)

Net billing in excess of cost	$(1,809)	$(20,697)

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Debt

	December 31,
	2007	2006
Unsecured senior and medium-term notes, payable periodically through 2020 at 4.71%—7.45% (average rate of 5.70% as of December 31, 2007 and 5.94% as of December 31, 2006)	$836,000	$1,021,000

Senior secured notes, payable periodically through 2016 at 6.79%—7.68% (average rate of 7.11% as of December 31, 2007 and 7.13% as of December 31, 2006)	282,052	301,205

Equipment trust certificates, payable periodically through 2009 at 6.50%—6.60% (average rate of 6.58% as of December 31, 2007 and 6.57% as of December 31, 2006)	18,487	30,296

Other long-term borrowings, payable periodically through 2015 (average rate of 8.19% as of December 31, 2007 and 8.21% as of December 31, 2006)	1,050	1,146

	$1,137,589	$1,353,647

The $836,000 principal amount of unsecured notes consist of $761,000 unsecured Senior Notes and $75,000 of unsecured Medium-Term Notes. The notes were issued between 1997 and 2005. Interest on all notes is paid semiannually.

Senior Secured Notes of $84,052 are secured by approximately 1,900 railcars with an original cost of approximately $121,800 and 1,095 intermodal tank containers and wheeled chassis with an original cost of approximately $23,700. Senior Secured Notes of $100,000 are secured by railcars with an original cost of approximately $134,100. Senior Secured Notes of $98,000 are secured by intermodal tank containers and wheeled chassis assets with an original cost of approximately $240,700 and the future stream of leasing income on such intermodal tank containers and wheeled chassis.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Debt (Continued)

Equipment Trust Certificates are secured by railcars with an original cost of approximately $268,600 and $268,500 at December 31, 2007 and 2006, respectively.

The Company’s Canadian subsidiaries have approximately $35,070 and $30,030 of demand credit facility available on a no-fee basis at December 31, 2007 and 2006, respectively. Holdings is a guarantor of this demand credit facility. At December 31, 2007 and 2006, $6,528 and $4,739 of letters of credit were outstanding, respectively. No amounts were outstanding for overdrafts or borrowings as of December 31, 2007 and 2006.

Maturities of debt obligations are as follows:

2008	2009	2010	2011	2012	Thereafter
$107,488	$205,104	$174,248	$73,888	$73,652	$503,209

The estimated fair value of debt is as follows:

	December 31,
	2007	2006
Unsecured senior and medium-term notes	$839,254	$1,016,636
Senior secured notes	306,123	324,304
Equipment trust certificates	18,846	30,824
Other long-term borrowings	1,050	1,146

	$1,165,273	$1,372,910

The current fair value of the Company’s debt is estimated by discounting the future interest and principal cash flows at the Company’s estimated incremental borrowing rate at the respective year-end for debt with similar maturities. The Company currently anticipates holding all debt until maturity.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Contingencies

The Company and its subsidiaries are involved in a number of lawsuits and are subject to various claims. The Company has accrued its best estimate of such probable claims, and, in the opinion of management, their ultimate resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As part of its risk management plan, the Company self-insures certain levels of its property damage, general liability, products liability, health and workers’ compensation liabilities. The Company maintains no property damage insurance on its railcars or intermodal tank containers. The Company has accrued for the estimated costs of reported claims, as well as incurred but not reported health and workers’ compensation claims.

The Company has no environmental matters currently pending which are significant to the Company’s results of operations or financial condition, either individually or in the aggregate. Based on information provided by environmental engineers, management believes that amounts accrued for remedial activities and environmental liabilities (which in the aggregate are not material) are adequate.

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the year are as follows:

	2007	2006
Balance at beginning of year	$769	$913
Warranties issued	2,214	344
Settlements/reversals	(1,268)	(488)

Balance at end of year	$1,715	$769

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

13.	Purchase Obligation Commitments

At December 31, 2007, the Company had purchase obligation commitments outstanding of approximately $50,800 primarily for the purchase of intermodal tank containers and raw materials in 2008.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Pension Benefits

Substantially all of the Company’s employees are covered by discretionary contribution or defined benefit retirement plans.

Costs of the discretionary contribution pension plans are accrued in amounts determined on the basis of percentages, generally established annually by the Company, of employee compensation of the various units covered by such plans. Discretionary and defined contribution plan expense for 2007, 2006 and 2005 was $17,895, $15,445 and $15,100, respectively.

As of December 31, 2007, the Company’s defined benefit plans either had their benefits frozen or were terminated. The benefits are based on payment of a specific amount, which varies by plan, for each year of service. The Company’s funding policy is to contribute the minimum amount required either by law or union agreement. Contributions are intended to provide not only for benefits attributed to service through the plans’ termination dates, but also for those expected to be earned in the future. Benefits are based on both years of service and compensation. Defined benefit pension plan expense was $1,045, $5 and $684 for 2007, 2006 and 2005, respectively. The 2007 expense reflects the identification of an additional plan. Prepaid pension costs recognized in the consolidated balance sheets were $1,662 and $1,751 at December 31, 2007 and 2006, respectively. Accrued pension costs recognized in the consolidated balance sheets were $3,615 and $2,523 at December 31, 2007 and 2006, respectively. The amounts and timing of payments related to these plans are not material to the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of overfunded or underfunded status of defined benefit plans as an asset or liability and the recognition of changes in the funded status through comprehensive income. This statement also requires the measurement of funded status as of the Company’s year-end. This statement was effective in 2007 for the Company. The requirement to use the Company’s year-end, rather than the September 30 measurement date currently used, as the measurement date is effective in 2008. The adoption of this statement reduced consolidated stockholder’s equity by $180, net of income taxes.

15.	Retirement Health Care and Life Insurance Benefits

The Company provides limited health care and life insurance benefits for certain retired employees. These benefits are subject to deductible and co-payment provisions, Medicare supplements and other limitations. At December 31, 2007 and 2006, the liability for postretirement health care and life insurance benefits was $11,169 and $11,145, respectively, and was included in accrued liabilities in the consolidated balance sheets. The assumptions used in determining the 2007 liability included a 6.0% discount rate and healthcare trend rate of 9.0% in 2007 trending down to 5.0% in 2015. The amounts and timing of payments related to these plans are not material to the consolidated financial statements.

Expense related to these benefits was $1,001, $3,189 and $766 in 2007, 2006 and 2005, respectively. The increase in 2006 relates primarily to adjustments in annuity factors and other assumptions.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Derivative Financial Instruments

The Company’s foreign subsidiaries periodically enter into foreign currency forward contracts to hedge against currency exchange rate exposures. There were no foreign currency forward contracts outstanding at December 31, 2007 and 2006.

17.	Supplementary Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2007	2006	2005
Changes in operating assets and liabilities:
Accounts receivable	$2,802	$(23,881)	$(10,830)
Inventories	28,312	(64,972)	(8,725)
Prepaid expenses and deferred charges	(1,787)	(202)	(3,452)
Accounts payable, accrued rent and accrued liabilities	(16,271)	(27,936)	(10,069)

	$13,056	$(116,991)	$(33,076)

Cash paid during the year for:
Interest	$78,585	$88,620	$86,075
Income taxes	50,011	57,055	56,179

Non-cash items:
Decrease in retained earnings due to adoption of FIN 48	$17,073	$—	$—
Decrease in accumulated other comprehensive income due to adoption of FASB 158	180	—	—

Unrealized foreign currency translation gains and losses, which are non-cash items, are excluded from the change in short-term investments and advances from parent.

18.	Related Party Transactions

The following table sets forth the related party transaction amounts included in the consolidated financial statements, other than those disclosed elsewhere in these consolidated financial statements.

	Interest Expense (Income)	Administrative Service Fees	Insurance Billed
2007	$43,466	$2,490	$6,916
2006	10,001	4,314	5,427
2005	(5,921)	4,314	6,087

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Related Party Transactions (Continued)

The Company from time to time advances funds in excess of its current cash requirements for domestic operations to Holdings on an unsecured demand basis. Conversely, when the Company requires additional funds to support its operations and capital expenditures, required amounts are provided by Holdings. Such advances from Holdings, which bear interest principally at 30-day LIBOR plus 1%, amounted to $985,589 and $422,436 at December 31, 2007 and 2006, respectively.

Certain of the Company’s Canadian operations and its affiliates enter into intercompany loans utilizing their respective excess cash balances. These advances between the Company and subsidiaries of Holdings resulted in payables of $70,062 and $49,710 at December 31, 2007 and 2006, respectively, which are included in advances from parent and affiliates in the consolidated balance sheets.

An administrative services fee is paid to The Marmon Group LLC (“Marmon”), a subsidiary of Holdings, for certain services provided by Marmon’s officers and employees including services with respect to accounting, tax, finance, legal and related matters which Marmon provides to the Company. The Company obtains these services from Marmon because it is considered more cost efficient to obtain such services in this manner. This administrative services fee also includes amounts in respect of the compensation of executive officers of the Company employed by Marmon.

Worldwide Containers, Inc. (“WCI”), an indirect majority-owned subsidiary of the Company, is approximately 20% owned by an affiliate of the Company. The Company’s minority partners’ interest in WCI at December 31, 2007 and 2006 was $110,748 and $101,208, respectively. The minority interest in income for the years ended December 31, 2007, 2006 and 2005 was $9,540, $8,527 and $6,409, respectively.

WCI has a demand note with Holdings which bears interest at 30-day LIBOR plus 0.2% payable quarterly. The amount outstanding under this note as of December 31, 2007 and 2006 totaled $43,990 and $44,012, respectively. These amounts are included in accounts and notes receivable, affiliate in the consolidated balance sheets.

WCI has a 20.0% minority investment in a domestic subsidiary of Holdings. This minority investment included in other assets in the consolidated balance sheets at December 31, 2007 and 2006 was $7,507 and $6,480, respectively.

Another subsidiary of the Company has a 23.7% minority investment in a foreign subsidiary of Holdings. This minority investment included in other assets in the consolidated balance sheets at December 31, 2007 and 2006 was $13,237 and $12,342, respectively.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Quarterly Data (Unaudited)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2007
Sales and services revenues	$522,059	$505,745	$508,147	$505,930
Cost of sales and services	359,935	355,380	346,899	348,911

Gross profit	162,124	150,365	161,248	157,019

Net income	$56,515	$52,574	$53,141	$73,850

2006
Sales and services revenues	$457,701	$507,681	$456,450	$449,930
Cost of sales and services	332,138	365,384	322,983	314,093

Gross profit	125,563	142,297	133,467	135,837

Net income	$43,800	$59,934	$46,146	$47,188

The results for the first quarter of 2007 include the completion of a major sulphur equipment processing project, while the second, third and fourth quarters include the impact of acquisitions. Also, in the fourth quarter, the Company reassessed income taxes provided on unremitted foreign earnings as a result of completing a strategic planning effort. The planning resulted in reduced accrued income taxes as the majority of foreign earnings are considered permanently invested to expand international operations organically and by acquisitions.

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

The following condensed consolidating statements for the years ended December 31, 2007, 2006 and 2005 are provided because Procor Limited, a wholly owned subsidiary of the Company, has issued a series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States.

Condensed consolidating statements of income for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$608,242	$27,524	$351,023	$(91,221)	$895,568
Sales	—	—	1,836,911	(690,598)	1,146,313

	608,242	27,524	2,187,934	(781,819)	2,041,881

Costs and expenses
Cost of services	363,056	11,210	198,445	(91,221)	481,490
Cost of sales	—	—	1,619,689	(690,054)	929,635
General and administrative	34,134	3,168	115,552	—	152,854
Interest expense	98,858	2,875	17,886	—	119,619

	496,048	17,253	1,951,572	(781,275)	1,683,598

Operating income	112,194	10,271	236,362	(544)	358,283

Other income, net	993	9,212	7,744	—	17,949

Income before income taxes and minority interest	113,187	19,483	244,106	(544)	376,232
Provision for income taxes	36,213	3,380	91,019	—	130,612

	76,974	16,103	153,087	(544)	245,620
Equity in income of subsidiaries	159,106	—	—	(159,106)	—
Minority interest	—	—	9,540	—	9,540

Net income	$236,080	$16,103	$143,547	$(159,650)	$236,080

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$551,225	$26,538	$328,382	$(85,909)	$820,236
Sales	—	—	1,466,768	(415,242)	1,051,526

	551,225	26,538	1,795,150	(501,151)	1,871,762

Costs and expenses
Cost of services	336,346	17,950	183,155	(85,909)	451,542
Cost of sales	—	—	1,298,120	(415,064)	883,056
General and administrative	34,830	4,403	101,798	—	141,031
Interest expense	79,775	2,643	13,180	—	95,598

	450,951	24,996	1,596,253	(500,973)	1,571,227

Operating income	100,274	1,542	198,897	(178)	300,535

Other income, net	6,611	6,428	6,587	—	19,626

Income before income taxes and minority interest	106,885	7,970	205,484	(178)	320,161
Provision for income taxes	42,796	1,009	70,761	—	114,566

	64,089	6,961	134,723	(178)	205,595
Equity in income of subsidiaries	132,979	—	—	(132,979)	—
Minority interest	—	—	8,527	—	8,527

Net income	$197,068	$6,961	$126,196	$(133,157)	$197,068

	Year Ended December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$521,348	$22,430	$299,995	$(76,183)	$767,590
Sales	—	—	1,228,670	(334,589)	894,081

	521,348	22,430	1,528,665	(410,772)	1,661,671

Costs and expenses
Cost of services	330,754	14,659	179,546	(76,183)	448,776
Cost of sales	406	—	1,078,161	(334,201)	744,366
General and administrative	40,341	3,941	99,458	—	143,740
Interest expense	69,628	2,152	15,894	1	87,675

	441,129	20,752	1,373,059	(410,383)	1,424,557

Operating income	80,219	1,678	155,606	(389)	237,114

Other income, net	9,507	3,496	8,879	4,899	26,781

Income before income taxes and minority interest	89,726	5,174	164,485	4,510	263,895
(Benefit) provision for income taxes	(1,558)	1,529	56,465	—	56,436

	91,284	3,645	108,020	4,510	207,459
Equity in income of subsidiaries	109,766	—	—	(109,766)	—
Minority interest	—	—	6,409	—	6,409

Net income	$201,050	$3,645	$101,611	$(105,256)	$201,050

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$30	$119,687	$2,397	$—	$122,114
Short-term investments	—	172,335	—	—	172,335
Accounts receivable, net	102,721	1,790	220,938	(116,415)	209,034
Accounts and notes receivable, affiliate	—	—	43,990	—	43,990
Inventories, net	4,582	1,124	197,474	—	203,180
Prepaid expenses and deferred charges	3,548	4,146	4,748	—	12,442
Advances to parent and affiliates	—	—	482,611	(482,611)	—
Railcar lease fleet, net	2,936,837	33,831	186,897	(1,109)	3,156,456
Intermodal tank container lease fleet, net	—	—	374,828	—	374,828
Other fixed assets, net	39,833	15,287	235,875	—	290,995
Investment in subsidiaries	1,078,789	75,409	42,683	(1,196,881)	—
Other assets	7,041	18	46,111	—	53,170

Total assets	$4,173,381	$423,627	$1,838,552	$(1,797,016)	$4,638,544

Liabilities and Stockholder’s Equity

Accounts payable	$37,945	$19,950	$178,197	$(116,415)	$119,677
Accrued liabilities	115,760	5,174	84,144	397	205,475
Advances from parent and affiliates	1,212,983	326,785	—	(484,117)	1,055,651
Debt	1,037,480	1,060	99,049	—	1,137,589
Deferred income taxes and investment tax credits	587,507	18,387	140,007	—	745,901

Total liabilities	2,991,675	371,356	501,397	(600,135)	3,264,293

Minority interest	—	—	110,748	—	110,748

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,156	(476,915)	276,144
Retained earnings	856,643	44,128	806,659	(719,966)	987,464
Accumulated other comprehensive (losses) income	(128)	—	23	—	(105)
Equity adjustment from foreign currency translation	(44,367)	(5,202)	49,569	—	—

Total stockholder’s equity	1,181,706	52,271	1,226,407	(1,196,881)	1,263,503

Total liabilities and stockholder’s equity	$4,173,381	$423,627	$1,838,552	$(1,797,016)	$4,638,544

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Consolidating Financial Information (Continued)

	December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$48,935	$115,723	$930	$—	$165,588
Short-term investments	—	97,542	—	—	97,542
Available-for-sale securities	24,445	—	—	—	24,445
Accounts receivable, net	122,788	1,737	237,665	(156,854)	205,336
Accounts and notes receivable, affiliate	—	—	44,012	—	44,012
Inventories, net	7,246	1,429	210,204	—	218,879
Prepaid expenses and deferred charges	3,323	3,568	4,032	—	10,923
Advances to parent and affiliates	—	—	343,224	(343,224)	—
Railcar lease fleet, net	2,450,558	30,164	189,544	(566)	2,669,700
Intermodal tank container lease fleet, net	—	—	356,329	—	356,329
Other fixed assets, net	40,867	15,321	220,290	—	276,478
Investment in subsidiaries	934,687	75,453	40,944	(1,051,084)	—
Other assets	6,630	359	31,350	—	38,339

Total assets	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

Liabilities and Stockholder’s Equity

Accounts payable	$67,588	$17,335	$168,336	$(156,841)	$96,418
Accrued liabilities	122,997	6,349	101,372	391	231,109
Advances from parent and affiliates	557,753	257,813	—	(343,420)	472,146
Debt	1,238,382	2,119	113,146	—	1,353,647
Deferred income taxes and investment tax credits	485,275	17,530	140,648	—	643,453

Total liabilities	2,471,995	301,146	523,502	(499,870)	2,796,773

Minority interest	—	—	101,208	—	101,208

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,791	(477,550)	276,144
Retained earnings	810,814	26,687	670,264	(574,308)	933,457
Accumulated other comprehensive (losses) income	(12)	—	1	—	(11)
Equity adjustment from foreign currency translation	(12,876)	118	12,758	—	—

Total stockholder’s equity	1,167,484	40,150	1,053,814	(1,051,858)	1,209,590

Total liabilities and stockholder’s equity	$3,639,479	$341,296	$1,678,524	$(1,551,728)	$4,107,571

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$266,637	$5,555	$257,129	$(26)	$529,295

Cash flows from investing activities:
Construction and purchase of lease fleet	(626,459)	(87)	(52,969)	562	(678,953)
Construction and purchase of other fixed assets	(5,643)	(2,164)	(32,580)	—	(40,387)
Proceeds from sales of available-for-sale securities	24,462	—	—	—	24,462
Purchases of short-term investments	—	(224,276)	—	—	(224,276)
Proceeds from sales of short-term investments	—	165,199	—	—	165,199
(Increase) decrease in other assets	(307)	341	(2,353)	—	(2,319)
Proceeds from disposals of lease fleet and other fixed assets	19,432	11,187	19,236	—	49,855
Purchases of businesses, net of cash acquired	—	—	(35,913)	—	(35,913)

Net cash used in investing activities	(588,515)	(49,800)	(104,579)	562	(742,332)

Cash flows from financing activities:
Increase (decrease) in advances from parent and affiliates	638,875	29,400	(140,161)	(1,190)	526,924
Principal payments of debt	(200,902)	(1,060)	(14,096)	—	(216,058)
Cash dividends	(165,000)	—	(654)	654	(165,000)

Net cash provided by (used in) financing activities	272,973	28,340	(154,911)	(536)	145,866

Effect of exchange rates on cash and cash equivalents	—	19,869	3,828	—	23,697

Net (decrease) increase in cash and cash equivalents	(48,905)	3,964	1,467	—	(43,474)

Cash and cash equivalents at beginning of year	48,935	115,723	930	—	165,588

Cash and cash equivalents at end of year	$30	$119,687	$2,397	$—	$122,114

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2006
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$130,910	$11,999	$184,746	$(232)	$327,423

Cash flows from investing activities:
Construction and purchase of lease fleet	(658,785)	(118)	(52,826)	261	(711,468)
Construction and purchase of other fixed assets	(5,142)	(2,519)	(49,699)	—	(57,360)
Proceeds from sales of available-for-sale securities	197,452	—	—	—	197,452
Purchases of short-term investments	—	(116,084)	—	—	(116,084)
Proceeds from sales of short-term investments	—	97,313	—	—	97,313
(Increase) decrease in other assets	(403)	432	(2,711)	—	(2,682)
Proceeds from disposals of lease fleet and other fixed assets	18,370	49	19,212	—	37,631
Proceeds from disposition of business	—	—	900	—	900

Net cash used in investing activities	(448,508)	(20,927)	(85,124)	261	(554,298)

Cash flows from financing activities:
Increase in advances from parent and affiliates	488,342	111,739	89,805	(224,803)	465,083
Principal payments of debt	(55,752)	(15,300)	(14,091)	—	(85,143)
Cash dividends	(137,000)	(46,494)	(178,280)	224,774	(137,000)

Net cash provided by (used in) financing activities	295,590	49,945	(102,566)	(29)	242,940

Effect of exchange rates on cash and cash equivalents	—	(445)	(660)	—	(1,105)

Net (decrease) increase in cash and cash equivalents	(22,008)	40,572	(3,604)	—	14,960

Cash and cash equivalents at beginning of year	70,943	75,151	4,534	—	150,628

Cash and cash equivalents at end of year	$48,935	$115,723	$930	$—	$165,588

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Consolidating Financial Information (Continued)

	Year Ended December 31, 2005
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$174,873	$835	$162,320	$128	$338,156

Cash flows from investing activities:
Construction and purchase of lease fleet	(451,322)	(164)	(58,823)	(413)	(510,722)
Purchase of other fixed assets	(3,782)	(1,178)	(66,228)	—	(71,188)
Purchases of available-for-sale securities	(103,088)	—	—	—	(103,088)
Proceeds from sales of available-for-sale securities	114,791	—	—	—	114,791
Purchases of short-term investments	—	(78,915)	—	—	(78,915)
Proceeds from sales of short-term investments	—	45,429	—	—	45,429
Increase (decrease) in advances from parent and affiliates	124,138	72,053	(41,211)	285	155,265
(Increase) decrease in other assets	(1,778)	2,960	(1,351)	—	(169)
Proceeds from disposals of lease fleet and other fixed assets	11,938	186	9,915	—	22,039
Proceeds from disposition of business	—	—	7,274	—	7,274

Net cash (used in) provided by investing activities	(309,103)	40,371	(150,424)	(128)	(419,284)

Cash flows from financing activities:
Proceeds from issuance of debt	311,000	—	1,121	—	312,121
Principal payments of debt	(27,490)	(1,060)	(12,033)	—	(40,583)
Cash dividends	(140,000)	—	—	—	(140,000)

Net cash provided by (used in) financing activities	143,510	(1,060)	(10,912)	—	131,538

Effect of exchange rates on cash and cash equivalents	—	1,882	—	—	1,882

Net increase in cash and cash equivalents	9,280	42,028	984	—	52,292

Cash and cash equivalents at beginning of year	61,663	33,123	3,550	—	98,336

Cash and cash equivalents at end of year	$70,943	$75,151	$4,534	$—	$150,628

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Industry Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
2007
Services revenue	$683.3	$9.7	$122.6	$80.0	$895.6
Sales revenue	42.8	902.8	—	200.7	1,146.3
Interest income	—	—	—	13.2	13.2
Interest expense	62.0	0.1	14.2	43.3	119.6
Depreciation and amortization	173.9	6.1	30.4	6.9	217.3
Income before income taxes and minority interest	220.9	88.8	40.9	25.6	376.2
Segment assets	3,566.4	300.0	402.9	369.2	4,638.5
Expenditures for long-lived assets	648.5	6.7	49.5	14.6	719.3

2006
Services revenue	$629.8	$7.7	$112.9	$69.8	$820.2
Sales revenue	94.0	785.7	—	171.8	1,051.5
Interest income	—	—	—	17.1	17.1
Interest expense	68.9	0.1	15.3	11.3	95.6
Depreciation and amortization	154.2	3.6	28.7	6.2	192.7
Income before income taxes and minority interest	165.9	85.2	32.3	36.8	320.2
Segment assets	3,035.6	254.5	381.3	436.2	4,107.6
Expenditures for long-lived assets	703.3	4.5	51.4	9.6	768.8

2005
Services revenue	$593.5	$8.7	$103.8	$61.6	$767.6
Sales revenue	66.4	695.5	—	132.2	894.1
Interest income	0.1	—	—	17.8	17.9
Interest expense	69.8	—	15.2	2.7	87.7
Depreciation and amortization	130.4	3.1	27.8	5.3	166.6
Income before income taxes and minority interest	122.8	73.4	21.9	45.8	263.9
Segment assets	2,453.4	202.2	359.1	606.4	3,621.1
Expenditures for long-lived assets	523.8	4.3	41.9	11.9	581.9

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Industry Segment Information (Continued)

Geographic Information

The following table presents geographic information for the Company. Revenues and long-lived assets are attributed to countries based on location of customers.

	Revenues	Long-lived Assets
	(Dollars in Millions)
2007
United States	$1,701.5	$3,440.0
Canada	157.6	170.7
Other countries	182.8	264.7

Consolidated total	$2,041.9	$3,875.4

2006
United States	$1,582.6	$2,943.7
Canada	139.7	158.2
Other countries	149.5	238.9

Consolidated total	$1,871.8	$3,340.8

2005
United States	$1,430.3	$2,381.3
Canada	129.1	169.2
Other countries	102.3	224.0

Consolidated total	$1,661.7	$2,774.5

22.	Acquisitions

During the first quarter of 2007, the Company acquired two businesses for its Metals Distribution segment for cash of $35,913. These businesses operate steel service centers in Pennsylvania, Ohio and Kentucky and complement existing Metals Distribution locations. Revenues from these operations since the acquisition (approximately ten months of operations) were $54,390 and income before income taxes was not significant. The Company’s estimate of goodwill is $10,253, as the purchase price allocation is preliminary and further refinements may be necessary pending finalization of valuations.

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

See “Management Report on Internal Control Over Financial Reporting” in Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Current Positions or Offices	First Elected to Position
Kenneth P. Fischl	59	President, Chief Executive Officer	2002
		Director	1994

Mark J. Garrette	54	Vice President, Principal Financial Officer	2002
		Vice President	1994

Norman E. Gottschalk, Jr.	63	President, Marmon Distribution Services LLC	2002

Robert K. Lorch	62	Director	2006
		Vice President	2002

Frank S. Ptak	64	Director	2006

Robert W. Webb	69	Director	2003
		General Counsel and Secretary	1986

Messrs. Fischl, Garrette, and Gottschalk are executive officers of the Company.

Kenneth P. Fischl

Mr. Fischl was elected President of the Company in January 2002 and was elected President, Chief Executive Officer of the Company in August 2002. He was a Vice President of Marmon from May 1998 to May 2003. He was elected as a Director in March 1994, and served as President of the Tank Car Division from February 1993 to August 1999. He was appointed Vice President of the Company and Executive Vice President and General Manager of the Tank Car Division in July 1992. He joined the Company in 1977.

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

Audit Committee and Audit Committee Financial Expert

The Company is not subject to the listing requirements of a national exchange. As a result, the Company is not required to have a separately designated standing audit committee, and the entire Board of Directors acts as the Company’s audit committee. While the Company does not have on its Board of Directors an “Audit Committee Financial Expert” (as that term is defined under federal securities laws), the Company and its Board of Directors have available to them, through Holdings, financial experts and financial expertise relating to accounting and auditing matters.

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

Compensation Discussion and Analysis

Overview

Our executive compensation program is designed to attract, retain and reward qualified executives and encourage decisions and actions that have a positive impact on Company performance. A further objective of the compensation program is to provide incentives and rewards to each executive for their contribution to the Company. The compensation program is determined and implemented by Holdings. Holdings’ board of directors has a compensation committee that reviews the compensation of Holdings’ executives, including Messrs. Fischl and Gottschalk. Mr. Garrette’s compensation is determined by Mr. Fischl, on a basis consistent with Holdings’ compensation policy. The Company does not have a compensation committee.

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

2007 Changes

In March 2007, Holdings’ board of directors approved changes in the compensation programs for Holdings and its affiliates, including the Company, beginning with the year ended December 31, 2007. The Company retained Hewitt & Associates, Inc. to assist with compensation programs. The updated compensation program was formalized such that financial and personal goals for the year were communicated in advance to the named executive officers and maximum award amounts identified in advance.

In 2007, Holdings also instituted an Executive Incentive Program. This is a long-term incentive program which is used as a retention device for senior management of Holdings. This select program provides for a bonus award, which is a percentage of salary, to be set aside for the designated executive. The award cliff vests at the end of three years and earns interest at the stable value fund rate. Messrs. Fischl and Gottschalk are participants in this program.

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

Annual Bonuses

Bonuses are generally paid in March following the end of the calendar year for which services are being rewarded, after the Company’s fiscal results have been determined. In 2007, the bonuses paid to named executive officers were generally allocated equally between financial goals/performance and personal goals/performance. The named executive officer’s performance against financial goals was generally an objective determination based on whether the budgeted operating income was achieved but unusual factors affecting financial performance were also considered. The personal goal portion of the incentive measurement had more flexibility depending on the quality of effort and level of attainment against the executive’s specific individual goals. The bonuses vary based on the performance of the executive officer but generally do not exceed 120% of the executive officer’s base salary.

Other

The Company provides all eligible employees a 50% matching contribution on up to 6% of compensation (base plus bonus) deferred through an IRS qualified 401(k) plan. That same plan also provides for a discretionary contribution determined by the Company that is allocated to all eligible employees. The Company approved a discretionary contribution of up to 6% of compensation for the 2007 calendar year that is payable in 2008. The named executive officers are provided a deferred compensation program through which each named executive may elect to defer receipt of compensation and to earn income on the amount deferred. Additionally, the deferred compensation program permits the named executive to receive credit for matching and discretionary contributions which may not be credited to the executive under an IRS qualified 401(k) plan due to IRS imposed limits. The Company does not have a pension plan.

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

Summary Compensation Table

The following table summarizes the compensation for the years ended December 31, 2007 and 2006 of the Chief Executive Officer, Principal Financial Officer and the other executive officer of the Company. See “Compensation Discussion and Analysis” for additional information about the salaries and bonuses of the executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation (1) ($)	Total (2) ($)
Kenneth P. Fischl President, Chief Executive Officer (5) 2007 2006

	2007	$515,000	$856,840	(3)	$(22,000	)(4)	$103,100	$1,452,940
	2006	$493,750	$500,000		$—		$85,970	$1,079,720

Mark J. Garrette Vice President, Principal Financial Officer 2007 2006

	2007	$260,625	$162,830		$—		$36,640	$460,095
	2006	$251,250	$140,100		$—		$35,306	$426,656

Norman E. Gottschalk, Jr. President, Marmon Distribution Services LLC 2007 2006

	2007	$387,080	$614,000	(3)	$—		$65,328	$1,066,408
	2006	$368,740	$330,000		$—		$47,119	$745,859

(1)	The amounts shown in this column include:
a.	Mr. Fischl: $10,675 for interest earned on his Marmon Group Executive Incentive Plan balance; $71,100 for matching and retirement contributions under his non-qualified retirement and 401(k) supplemental agreement and $20,250 for matching and retirement contributions to his accounts under Marmon’s 401(k) Plan.
b.	Mr. Garrette: $15,815 for matching and retirement contributions under his nonqualified retirement and 401(k) supplemental agreement and $20,250 for matching and retirement contributions to his accounts under Marmon’s 401(k) Plan.
c.	Mr. Gottschalk, Jr.: $7,942 for interest earned on his Marmon Group Executive Incentive Plan balance; $39,366 for matching and retirement contributions under his nonqualified retirement and 401(k) supplemental agreement and $18,000 for matching and retirement contributions to his accounts under Marmon’s 401(k) Plan.

(2)	Represents the sum of the amounts in all of the columns of the Summary Compensation Table for each named executive officer.
(3)	The bonus amounts include (i) cash awards of $250,000 and $186,000 to Mr. Fischl and Mr. Gottschalk, respectively, granted on March 15, 2007 pursuant to the Marmon Group Executive Incentive Plan (the “EIP”) which was adopted that year and (ii) an annual cash bonus of $606,840 and $428,000 awarded to Mr. Fischl and Mr. Gottschalk, respectively. The EIP awards granted in 2007 vest on March 15, 2010 so long as the executive officer is still employed by the Company on that date, subject to certain earlier vesting in the event of the executive officer’s death or disability. For more information on the EIP, see “Compensation Discussion and Analysis” and “Payments Upon Termination and Change in Control.”
(4)	The change in actuarial present value of Mr. Fischl’s accumulated benefit under the Supplemental Retirement Plan for a Select Group of Key Executives that is described below was $(22,000) at December 31, 2007, as compared to December 31, 2006.
(5)	Mr. Fischl is also a director of the Company, but he does not receive any compensation for that service.

Nonqualified Deferred Compensation

The following table includes information related to the benefits provided to the Company’s executive officers under nonqualified deferred compensation plans sponsored by the Company or one of its affiliates for the year ended December 31, 2007.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year (1) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year ($)
Kenneth P. Fischl	Retirement and 401(k) supplemental agreement	$192,870	$71,100	$78,474	$2,267,144
	Deferred income agreement	—	—	854	16,499

	Total	$192,870	$71,100	$79,328	$2,283,643

Mark J. Garrette	Retirement and 401(k) supplemental agreement	$59,661	$15,815	$14,053	$421,120

Norman E. Gottschalk, Jr.	Retirement and 401(k) supplemental agreement	$37,416	$39,366	$26,468	$723,069
	Deferred bonus agreement	—	—	21,354	289,302

	Total	$37,416	$39,366	$47,822	$1,012,371

(1)	The amounts in this column are also included in the Summary Compensation Table in the “Other Compensation” column.

Each of the named executive officers has a nonqualified retirement and 401(k) supplemental agreement (“401(k) Supplemental Agreement”) that provides him with certain benefits that he is unable to receive under Marmon’s 401(k) plan because of limitations imposed by the Internal Revenue Code of 1986, as amended. Each executive officer is entitled to the following benefits under his 401(k) Supplemental Agreement: the right to defer receipt of up to 100% of his compensation; an employer match equal to 50% of the executive officer’s deferrals, up to 6% of compensation; and an employer retirement contribution to make up for the retirement contribution that could not be made to Marmon’s 401(k) plan because of IRS limits. In 2007, the retirement contribution to the 401(k) Supplemental Agreements was 6% of the executive officer’s compensation in excess of $225,000. The amounts contributed to the 401(k) Supplemental Agreement are annually credited with interest, which was 3.86% in 2007, equal to the average of the rate earned by the Stable Value or equivalent fund under the Marmon Employees’ Retirement Trust and the rate earned on five-year U.S. Treasury Notes on the most recent sale date prior to the December 31 on which interest is credited. Upon termination of employment, including retirement, each executive officer is entitled to receive, in a lump sum or in 10 annual installments, the aggregate balance in his account under his 401(k) Supplemental Agreement. Withdrawals during employment are only permitted in the event of a severe financial hardship.

Mr. Fischl has a deferred income agreement (the “Deferred Income Agreement”) dated as of February 26, 1982 under which contributions are no longer being made. Mr. Fischl’s balance is increased each year based on U.S. treasury and corporate bond yields. Mr. Fischl is entitled to receive the balance upon his death, permanent disability or termination of full-time employment with the Company.

Mr. Gottschalk participates in deferred bonus agreements (the “Deferred Bonus Agreements”) that, in certain prior years, permitted him to defer selected bonus payments until retirement on or after attaining age 65, his death or disability. Amounts deferred under the Deferred Bonus Agreements earn interest at the prime rate. Deferred Bonus Agreements are no longer made available to executive officers of Marmon or its affiliates, although bonuses may be deferred under an executive officer’s 401(k) Supplemental Agreement.

The 401(k) Supplemental Agreements, the Deferred Income Agreement and the Deferred Bonus Agreements are unfunded, although a rabbi trust has been established and funded for the 401(k) Supplemental Agreements. The rabbi trust provides that its assets are subject to the claims of the employer’s creditors. Thus, benefits under all of the plans are subject to forfeiture in the event of bankruptcy.

Supplemental Retirement Plan

The following table includes information related to benefits provided to Mr. Fischl under a supplemental retirement plan sponsored by the company or one of its affiliates for the year ended December 31, 2007.

Name	Plan	Number of Years Credited Service #	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Kenneth P. Fischl	Union Tank Car supplemental executive retirement agreement	30	$1,104,000	none

Mr. Fischl is a participant in the Supplemental Retirement Plan for a Select Group of Key Executives that was adopted on September 27, 1982 (the “Supplemental Retirement Plan”). The Supplemental Retirement Plan is intended to provide a participant with a benefit that is equal in value to the retirement benefit the participant would have received under a certain terminated pension plan (the “Pension Plan”) if the Pension Plan had not been terminated. The benefit to be paid under the Supplemental Retirement Plan is determined, with certain adjustments, by first calculating the benefit the participant would have received under the Pension Plan if it had remained in effect until the participant terminated his employment. The Pension Plan provided a benefit of 1.5% of Mr. Fischl’s final 5-year average base pay for each year of service, up to a maximum of 30 years, subject to the IRS limits on annual pension benefits. This amount is then reduced by the pension benefit that may be provided by the sum of the retirement contributions to Marmon’s 401(k) plan (and earnings thereon) plus the value in the Marmon 401(k) plan that is attributable to Mr. Fischl’s benefit under the terminated Pension Plan (and earnings). Any benefit owed to an executive officer under the Supplemental Retirement Plan may be paid in a life annuity or in any actuarially equivalent optional annuity form that was available under the Pension Plan. Mr. Fischl may receive an early retirement benefit (which is available upon attainment of age 55 and 10 years of service), in which case his benefit under the Supplemental Retirement Plan would be actuarially reduced. The assumptions used to calculate the present value were a discount rate of 6% and the 1994 Group Annuity Mortality Table developed by the Society of Actuaries.

Potential Payments Upon Termination

The EIP is used as a retention device for certain senior management of Marmon and the Company. This program provides for a bonus award, which is a percentage of salary, to be set aside for the designated executive. The award cliff vests at the end of three years. Messrs. Fischl and Gottschalk are participants in this program. In the event of the death or disability of either of Mr. Fischl or Mr. Gottschalk, all amounts owed to him under the EIP will vest and be payable to him or his estate immediately. As of December 31, 2007, such EIP amount would be $260,675 and $193,942 to Mr. Fischl and Mr. Gottschalk, respectively. The 401(k) Supplemental Agreements with respect to each named executive officer and the Deferred Income Agreement with respect to Mr. Fischl which cover payments in the event of retirement, death, disability or other termination are described above under “Nonqualified Deferred Compensation”. The Deferred Bonus Agreements with respect to Mr. Gottschalk and the Supplemental Retirement Plan for Mr. Fischl which cover payments in the event of retirement are described under “Nonqualified Deferred Compensation” and “Pension Benefits”, respectively.

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

The Company paid Marmon an administrative services fee of $2.5 million for the year ended December 31, 2007 for certain services provided by Marmon’s officers and employees to the Company including accounting, tax, finance, legal and related matters. The fee also covers the compensation paid to Messrs. Fischl and Garrette during the year ended December 31, 2007. See “Compensation” and Note 18 of the Notes to Consolidated Financial Statements.

The Company paid dividends of $165.0 million to Holdings during 2007. For information on translation adjustments and transaction gains and losses on the Company’s foreign currency translation for accounting purposes borne by Holdings, see Note 2 of the Notes to Consolidated Financial Statements. For information on the Company’s tax arrangement with Holdings, see Note 5 of the Notes to Consolidated Financial Statements.

A subsidiary of the Company had investments in Canadian short-term, asset-backed commercial paper at December 31, 2007, some of which were not paid out on their maturity dates during 2007 due to the North American credit issues. This subsidiary was part of an investor group organized to provide for an orderly restructuring and payment of the commercial paper. During December 2007, the Company received $22.0 million from one of the issuers of the commercial paper at a 1.7% discount and subsequently sold the remaining Canadian commercial paper at carrying/maturity value of $61.3 million to an affiliated entity on February 29, 2008.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Fees for professional services provided by Deloitte & Touche LLP in 2007 and 2006, in each of the following categories are:

	For the Year Ended December 31,
	2007	2006
	(Dollars in Thousands)
Audit fees	$1,465	$884
Audit-related fees	—	605

	$1,465	$1,489

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. This category consists of assurance and related services provided that are reasonably related to the performance of an audit or review of the Company’s financial statements and are not reported above under “Audit Fees”. In 2006, these services were primarily related to Sarbanes-Oxley Act Section 404 advisory services.

Pre-Approval Policies and Procedures

As a voluntary filer, the Company is not subject to Section 202 of the Sarbanes-Oxley Act which requires the pre-approval of all audit services and permitted non-audit services provided by independent auditors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
a) 1.	Financial Statements -
	Consolidated statements of income for each of the three years in the period ended December 31, 2007	34
	Consolidated balance sheets - December 31, 2007 and 2006	35
	Consolidated statements of stockholder’s equity for each of the three years in the period ended December 31, 2007	36
	Consolidated statements of cash flows for each of the three years in the period ended December 31, 2007	37
	Notes to consolidated financial statements	38

2.	Schedules

	The following consolidated financial schedule of Union Tank Car Company is included in response to Item 15(a).

	II – Valuation and qualifying accounts	80

	All other financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.	Index to Exhibits	81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNION TANK CAR COMPANY
(Registrant)

By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President

Dated: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kenneth P. Fischl	President and Director (principal executive officer)	March 20, 2008
Kenneth P. Fischl

/s/ Mark J. Garrette	Vice President (principal financial officer and principal accounting officer)	March 20, 2008
Mark J. Garrette

/s/ Frank S. Ptak	Director	March 20, 2008
Frank S. Ptak

/s/ Robert K. Lorch	Vice President and Director	March 20, 2008
Robert K. Lorch

/s/ Robert W. Webb	Director, General Counsel and Secretary	March 20, 2008
Robert W. Webb

UNION TANK CAR COMPANY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at Beginning of Period	Additions Charged to					Balance at End of Period
		Costs and Expenses	Other		Deductions
Year Ended December 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,577	$498	$68	(1)	$1,064	(2)	$6,079

Year Ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$8,117	$441	$(5	) (1)	$1,976	(2)	$6,577

Year Ended December 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,938	$1,502	$35	(1)	$4,358	(2)	$8,117

(1)	Foreign currency translation gain (loss).
(2)	Amount determined not to be collectible, net of recoveries.

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