Form 10-Q
period 2008-03-31
UNION TANK CAR CO
filed 2008-05-12
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no voting stock held by non-affiliates of the registrant.

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Services (leasing and other)	$241,202	$213,264
Sales	287,018	308,795

	528,220	522,059
Costs and expenses
Cost of services	128,481	117,618
Cost of sales	233,110	242,317
Closure costs - railcar manufacturing facility	24,798	—
General and administrative	42,664	37,074
Interest expense	26,936	27,265

	455,989	424,274

Operating income	72,231	97,785

Interest income	3,117	3,327
Other income, net	1,697	992

Income before income taxes and minority interest	77,045	102,104

Provision for income taxes	30,793	43,195

Income before minority interest	46,252	58,909

Minority interest	2,329	2,394

Net income	43,923	56,515

Other comprehensive income
Unrealized gains on securities, net of tax	66	21

Comprehensive income	$43,989	$56,536

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Cash and cash equivalents	$168,267	$122,114
Short-term investments	—	172,335
Accounts receivable, net of allowances of $5,031 ($6,079 at December 31, 2007)	234,881	209,034
Accounts and notes receivable, affiliate	43,923	43,990
Inventories, net of LIFO reserves of $120,002 ($116,365 at December 31, 2007)	205,258	203,180
Prepaid expenses and deferred charges	12,147	12,442
Railcar lease fleet, net	3,255,395	3,156,456
Intermodal tank container lease fleet, net	382,362	374,828
Other fixed assets, net	280,417	290,995
Other assets	57,536	53,170

Total assets	$4,640,186	$4,638,544

Liabilities and Stockholder’s Equity

Accounts payable	$132,761	$119,677
Accrued liabilities	241,318	205,475
Advances from parent and affiliates	1,047,773	1,055,651
Debt, including $42,499 due within one year ($107,488 at December 31, 2007)	1,065,896	1,137,589
Deferred income taxes and investment tax credits	761,869	745,901

Total liabilities	3,249,617	3,264,293

Minority interest	113,077	110,748

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	169,455
Retained earnings	1,001,387	987,464
Accumulated other comprehensive losses	(39)	(105)

Total stockholder’s equity	1,277,492	1,263,503

Total liabilities and stockholder’s equity	$4,640,186	$4,638,544

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$43,923	$56,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,651	51,676
Deferred income taxes	16,642	16,471
Gains on disposition of lease fleet and other fixed assets	(4,388)	(5,238)
Write-off of building and equipment	10,905	—
Other non-cash income and expenses	3,891	2,763
Changes in assets and liabilities
Accounts receivable	(26,971)	(7,789)
Inventories	(2,119)	768
Prepaid expenses and deferred charges	(222)	(260)
Accounts payable and accrued expenses	48,220	(565)

Net cash provided by operating activities	147,532	114,341

Cash flows from investing activities:
Construction and purchase of lease fleet	(159,898)	(173,031)
Construction and purchase of other fixed assets	(9,592)	(8,013)
Proceeds from sales of available-for-sale securities	—	24,462
Purchases of short-term investments	—	(30,617)
Proceeds from sales of short-term investments	171,683	101,744
Increase in other assets	(4,568)	(873)
Proceeds from disposals of lease fleet and other fixed assets	8,278	9,223
Purchases of businesses, net of cash acquired	—	(35,523)

Net cash provided by (used in) investing activities	5,903	(112,628)

Cash flows from financing activities:
(Decrease) increase in advances from parent and affiliates	(3,519)	235,657
Principal payments of debt	(71,693)	(156,689)
Cash dividends	(30,000)	(39,000)

Net cash (used in) provided by financing activities	(105,212)	39,968

Effect of exchange rates on cash and cash equivalents	(2,070)	1,467

Net increase in cash and cash equivalents	46,153	43,148

Cash and cash equivalents at beginning of year	122,114	165,588

Cash and cash equivalents at end of period	$168,267	$208,736

Cash paid (received) during the period for:
Interest	$2,555	$9,666
Income taxes	(7,186)	14,098
Non-cash item:
Cumulative effect of adopting FIN 48	$—	$17,073

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

On March 18, 2008, Berkshire Hathaway Inc. (“Berkshire”) purchased 60% of Holdings for $4,500,000. On April 30, 2008, Berkshire purchased an additional 4.4% of Holdings for $329,000. The remaining shares of Holdings will be acquired by Berkshire through staged acquisitions over a five to six year period for consideration based on future earnings of Holdings.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods. These interim financial statements do not include all disclosures normally provided in annual financial statements. Accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The 2008 interim results presented herein are not necessarily indicative of the results of operations for the full year 2008.

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

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the three months ended March 31, 2008 and 2007, Holdings absorbed a loss of $5,338 and a gain of $832, respectively.

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

The Company’s federal and significant foreign subsidiaries income tax returns have been audited through 2002. Numerous state jurisdictional audits are ongoing.

3.	Significant Accounting Policies (Continued)

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods.

	March 31, 2008	December 31, 2007
Raw materials	$37,945	$37,564
Work-in-process	35,889	39,341
Finished goods	256,610	247,972
Obsolescence and other reserves	(5,184)	(5,332)

	325,260	319,545
LIFO reserve	(120,002)	(116,365)

Net	$205,258	$203,180

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

3.	Significant Accounting Policies (Continued)

Lease Fleet and Other Fixed Assets

	March 31, 2008	December 31, 2007
Railcar lease fleet
Gross cost	$5,177,125	$5,056,138
Less accumulated depreciation	(1,921,730)	(1,899,682)

	$3,255,395	$3,156,456

Intermodal tank container lease fleet
Gross cost	$561,902	$546,897
Less accumulated depreciation	(179,540)	(172,069)

	$382,362	$374,828

Other fixed assets
Gross cost	$706,750	$711,627
Less accumulated depreciation	(426,333)	(420,632)

	$280,417	$290,995

Legal Matters

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

4.	Closure Costs – Railcar Manufacturing Facility

As a result of a declining market for tank car sales and leases and long-term demand estimates, the Company announced on March 28, 2008 the closure of its railcar manufacturing facility in East Chicago, Indiana effective at the end of May 2008. The one-time charge related to the announced closure is detailed as follows:

Write-off of building and equipment	$10,905
Severance and fringe benefits	11,141
Environmental related costs	3,758
Reduction in post-retirement liabilities	(1,806)
Other	800

Total	$24,798

The Company estimates an additional $5,000 of period costs will be incurred over the remainder of 2008 for this closure.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended March 31, 2008
Services revenue	$183.1	$2.4	$32.7	$23.0	$241.2
Sales revenue	0.3	240.9	—	45.8	287.0
Income before income taxes and minority interest	35.4	24.0	12.5	5.1	77.0

Three months ended March 31, 2007
Services revenue	$163.5	$1.9	$29.5	$18.4	$213.3
Sales revenue	10.2	219.9	—	78.7	308.8
Income before income taxes and minority interest	45.8	23.4	9.6	23.3	102.1

6.	Completed Contracts

Certain projects are accounted for using the completed contract method because of the inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion. Net billing in excess of cost included in accrued liabilities in the condensed consolidated balance sheets is as follows:

	March 31, 2008	December 31, 2007
Cost incurred	$8,766	$4,166
Deferred revenue	(18,173)	(5,975)

Net billing in excess of cost	$(9,407)	$(1,809)

7.	Commitments and Contingencies

The Company’s Canadian subsidiaries have a demand credit facility of approximately $34,400 available on a no-fee basis at March 31, 2008. Holdings is a guarantor of this demand credit facility. At March 31, 2008, $8,548 of letters of credit were outstanding; no amounts were outstanding for overdrafts or borrowings.

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

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Three Months Ended March 31,
	2008	2007
Balance at beginning of year	$1,715	$769
Warranties issued	262	1,060
Settlements/reversals	(248)	(249)

Balance at end of period	$1,729	$1,580

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

8.	Consolidating Financial Information

The following condensed consolidating statements are provided because Procor Limited, a wholly owned subsidiary of the Company, issued a series of equipment trust certificates, guaranteed by Union Tank Car Company, as part of certain public debt offerings issued by Union Tank Car Company in the United States. These equipment trust certificates were fully paid off on April 15, 2008.

Condensed consolidating statements of income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$162,421	$18,939	$83,792	$(23,950)	$241,202
Sales	—	165	443,120	(156,267)	287,018

	162,421	19,104	526,912	(180,217)	528,220

Costs and expenses
Cost of services	89,792	10,803	51,836	(23,950)	128,481
Cost of sales	—	42	389,314	(156,246)	233,110
Closure costs - railcar manufacturing facility	—	—	24,798	—	24,798
General and administrative	10,758	2,516	29,390	—	42,664
Interest expense	22,898	622	3,408	8	26,936

	123,448	13,983	498,746	(180,188)	455,989

Operating income	38,973	5,121	28,166	(29)	72,231

Other (expense) income, net	(533)	2,895	2,444	8	4,814

Income before income taxes and minority interest	38,440	8,016	30,610	(21)	77,045
Provision for income taxes	15,178	2,481	13,134	—	30,793

	23,262	5,535	17,476	(21)	46,252
Equity in income of subsidiaries	20,661	—	—	(20,661)	—
Minority interest	—	—	2,329	—	2,329

Net income	$43,923	$5,535	$15,147	$(20,682)	$43,923

	Three Months Ended March 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Revenues
Services	$144,886	$6,307	$84,018	$(21,947)	$213,264
Sales	—	—	479,395	(170,600)	308,795

	144,886	6,307	563,413	(192,547)	522,059

Costs and expenses
Cost of services	88,293	5,268	46,004	(21,947)	117,618
Cost of sales	—	—	412,827	(170,510)	242,317
General and administrative	9,683	939	26,452	—	37,074
Interest expense	21,923	980	4,362	—	27,265

	119,899	7,187	489,645	(192,457)	424,274

Operating income (loss)	24,987	(880)	73,768	(90)	97,785

Other income, net	41	2,219	2,059	—	4,319

Income before income taxes and minority interest	25,028	1,339	75,827	(90)	102,104
Provision for income taxes	13,377	621	29,197	—	43,195

	11,651	718	46,630	(90)	58,909
Equity in income of subsidiaries	44,864	—	—	(44,864)	—
Minority interest	—	—	2,394	—	2,394

Net income	$56,515	$718	$44,236	$(44,954)	$56,515

8.	Consolidating Financial Information (Continued)

Condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$3,140	$160,926	$4,201	$—	$168,267
Accounts receivable, net	25,787	4,523	239,307	(34,736)	234,881
Accounts and notes receivable, affiliate	—	—	43,923	—	43,923
Inventories, net	4,744	1,471	199,043	—	205,258
Prepaid expenses and deferred charges	3,641	2,529	5,977	—	12,147
Advances to parent and affiliates	—	—	318,051	(318,051)	—
Railcar lease fleet, net	3,043,930	104,565	108,032	(1,132)	3,255,395
Intermodal tank container lease fleet, net	—	—	382,362	—	382,362
Other fixed assets, net	38,950	14,645	226,822	—	280,417
Investment in subsidiaries	1,043,489	—	46,098	(1,089,587)	—
Other assets	7,081	—	50,455	—	57,536

Total assets	$4,170,762	$288,659	$1,624,271	$(1,443,506)	$4,640,186

Liabilities and Stockholder’s Equity

Accounts payable	$35,459	$4,459	$127,579	$(34,736)	$132,761
Accrued liabilities	112,661	15,668	112,609	380	241,318
Advances from parent and affiliates	1,242,640	124,696	—	(319,563)	1,047,773
Debt	965,814	1,060	99,022	—	1,065,896
Deferred income taxes and investment tax credits	617,312	36,527	108,030	—	761,869

Total liabilities	2,973,886	182,410	447,240	(353,919)	3,249,617

Minority interest	—	—	113,077	—	113,077

Stockholder’s equity
Common stock and additional capital	369,558	13,345	294,670	(401,429)	276,144
Retained earnings	870,335	36,956	782,254	(688,158)	1,001,387
Accumulated other comprehensive (losses) income	(84)	—	45	—	(39)
Equity adjustment from foreign currency translation	(42,933)	55,948	(13,015)	—	—

Total stockholder’s equity	1,196,876	106,249	1,063,954	(1,089,587)	1,277,492

Total liabilities and stockholder’s equity	$4,170,762	$288,659	$1,624,271	$(1,443,506)	$4,640,186

8.	Consolidating Financial Information (Continued)

	December 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$30	$119,687	$2,397	$—	$122,114
Short-term investments	—	172,335	—	—	172,335
Accounts receivable, net	102,721	1,790	220,938	(116,415)	209,034
Accounts and notes receivable, affiliate	—	—	43,990	—	43,990
Inventories, net	4,582	1,124	197,474	—	203,180
Prepaid expenses and deferred charges	3,548	4,146	4,748	—	12,442
Advances to parent and affiliates	—	—	482,611	(482,611)	—
Railcar lease fleet, net	2,936,837	33,831	186,897	(1,109)	3,156,456
Intermodal tank container lease fleet, net	—	—	374,828	—	374,828
Other fixed assets, net	39,833	15,287	235,875	—	290,995
Investment in subsidiaries	1,078,789	75,409	42,683	(1,196,881)	—
Other assets	7,041	18	46,111	—	53,170

Total assets	$4,173,381	$423,627	$1,838,552	$(1,797,016)	$4,638,544

Liabilities and Stockholder’s Equity

Accounts payable	$37,945	$19,950	$178,197	$(116,415)	$119,677
Accrued liabilities	115,760	5,174	84,144	397	205,475
Advances from parent and affiliates	1,212,983	326,785	—	(484,117)	1,055,651
Debt	1,037,480	1,060	99,049	—	1,137,589
Deferred income taxes and investment tax credits	587,507	18,387	140,007	—	745,901

Total liabilities	2,991,675	371,356	501,397	(600,135)	3,264,293

Minority interest	—	—	110,748	—	110,748

Stockholder’s equity
Common stock and additional capital	369,558	13,345	370,156	(476,915)	276,144
Retained earnings	856,643	44,128	806,659	(719,966)	987,464
Accumulated other comprehensive (losses) income	(128)	—	23	—	(105)
Equity adjustment from foreign currency translation	(44,367)	(5,202)	49,569	—	—

Total stockholder’s equity	1,181,706	52,271	1,226,407	(1,196,881)	1,263,503

Total liabilities and stockholder’s equity	$4,173,381	$423,627	$1,838,552	$(1,797,016)	$4,638,544

8.	Consolidating Financial Information (Continued)

Condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$92,769	$5,605	$49,184	$(26)	$147,532

Cash flows from investing activities:
Construction and purchase of lease fleet	(144,832)	(58)	(15,040)	32	(159,898)
Construction and purchase of other fixed assets	(836)	(69)	(8,687)	—	(9,592)
Proceeds from sales of short-term investments	—	171,683	—	—	171,683
Decrease (increase) in other assets	—	18	(4,586)	—	(4,568)
Proceeds from disposals of lease fleet and other fixed assets	5,682	1,053	1,543	—	8,278

Net cash (used in) provided by investing activities	(139,986)	172,627	(26,770)	32	5,903

Cash flows from financing activities:
Increase (decrease) in advances from parent and affiliates	151,993	(78,692)	35,826	(112,646)	(3,519)
Principal payments of debt	(71,666)	—	(27)	—	(71,693)
Cash dividends	(30,000)	(56,320)	(56,320)	112,640	(30,000)

Net cash provided by (used in) financing activities	50,327	(135,012)	(20,521)	(6)	(105,212)

Effect of exchange rates on cash and cash equivalents	—	(1,981)	(89)	—	(2,070)

Net increase in cash and cash equivalents	3,110	41,239	1,804	—	46,153
Cash and cash equivalents at beginning of year	30	119,687	2,397	—	122,114

Cash and cash equivalents at end of period	$3,140	$160,926	$4,201	$—	$168,267

	Three Months Ended March 31, 2007
	Union Tank Car Company	Procor Limited	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$64,621	$(456)	$50,280	$(104)	$114,341

Cash flows from investing activities:
Construction and purchase of lease fleet	(161,727)	(21)	(11,378)	95	(173,031)
Construction and purchase of other fixed assets	(1,259)	(333)	(6,421)	—	(8,013)
Proceeds from sales of available-for-sale securities	24,462	—	—	—	24,462
Purchases of short-term investments	—	(30,617)	—	—	(30,617)
Proceeds from sales of short-term investments	—	101,744	—	—	101,744
(Increase) decrease in other assets	(31)	43	(885)	—	(873)
Proceeds from disposals of lease fleet and other fixed assets	4,683	—	4,540	—	9,223
Purchases of businesses, net of cash acquired	—	—	(35,523)	—	(35,523)

Net cash (used in) provided by investing activities	(133,872)	70,816	(49,667)	95	(112,628)

Cash flows from financing activities:
Increase in advances from parent and affiliates	216,009	17,608	2,031	9	235,657
Principal payments of debt	(156,666)	—	(23)	—	(156,689)
Cash dividends	(39,000)	—	—	—	(39,000)

Net cash provided by financing activities	20,343	17,608	2,008	9	39,968

Effect of exchange rates on cash and cash equivalents	—	1,077	390	—	1,467

Net (decrease) increase in cash and cash equivalents	(48,908)	89,045	3,011	—	43,148
Cash and cash equivalents at beginning of year	48,935	115,723	930	—	165,588

Cash and cash equivalents at end of period	$27	$204,768	$3,941	$—	$208,736

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 20, 2008.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2008 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

1st Quarter 2008 versus 1st Quarter 2007

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

First quarter revenues and gross profit from services were as follows:

	2008	2007	Increase
	(Dollars in Thousands)
Services revenue	$241,202	$213,264	$27,938
Cost of services	128,481	117,618	10,863

Gross profit from services	$112,721	$95,646	$17,075
Gross profit %	47%	45%

Services revenue in the first quarter of 2008 increased $27.9 million from the first quarter of 2007 due to $19.6 million higher railcar leasing and service revenues (higher lease rates and equipment additions), $3.3 million higher intermodal tank container leasing revenues (equipment additions, favorable foreign currency rates and higher lease rates), $3.3 million higher revenue in the sulphur processing business (higher volume) and $1.3 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the first quarter of 2008 increased $17.1 million from the first quarter of 2007 primarily due to a $13.7 million increase for railcar leasing (higher lease rates and equipment additions more than offsetting higher maintenance expense), a $2.3 million increase for the intermodal tank container leasing business (equipment additions, favorable foreign currency rates and higher lease rates) and a $1.3 million increase for the sulphur processing business (higher volume).

Gains on disposals of lease fleet and other fixed assets, primarily on railcars and tank containers, totaled $4.4 million in the first quarter of 2008 compared to $5.2 million in the first quarter of 2007. Gains on disposals are treated as a reduction to the cost of services.

The gross margin on services revenue of 47% in the first quarter of 2008 increased from 45% in the first quarter of 2007 due to a higher margin in the railcar leasing business (higher lease rates and equipment additions more than offsetting higher maintenance expense) and a higher margin in the intermodal tank container leasing business (favorable foreign currency rates and higher lease rates).

Average fleet utilization of the Company’s railcar fleet was 98% for the first quarter of 2008 compared with 99% for the first quarter of 2007. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand for products of the metals distribution business remained strong. Demand for new railcars declined.

See Note 4 of the Notes to the Condensed Consolidated Financial Statements with respect to the $24.8 million closure costs of the East Chicago, Indiana railcar manufacturing facility in the first quarter of 2008.

First quarter revenues and gross profit from sales were as follows:

	2008	2007	Decrease
	(Dollars in Thousands)
Sales revenue	$287,018	$308,795	$(21,777)
Cost of sales	233,110	242,317	(9,207)

Gross profit from sales	$53,908	$66,478	$(12,570)
Gross profit %	19%	22%

Sales revenue for the first quarter of 2008 decreased $21.8 million from the first quarter of 2007 due to $39.0 million lower sales of sulphur processing equipment (completion of a large project in the first quarter of 2007) and a $9.9 million decrease in sales of manufactured railcars (lower sales volume). These decreases were partially offset by $21.0 million higher sales of metals distribution products (higher volume due to 2007 acquisitions and higher prices), $2.4 million higher sales of gear drives (higher volume) and $2.3 million higher sales of mobile railcar moving equipment (higher volume).

Gross profit on sales revenue in the first quarter of 2008 decreased $12.6 million from the first quarter of 2007 primarily due to a $19.0 million decrease for sulphur processing equipment (completion of a large project in the first quarter of 2007). This decrease was partially offset by a $2.7 million increase for metals distribution products (higher volume due to 2007 acquisitions and higher prices), a $1.3 million increase for mobile railcar moving equipment (higher volume) and a $1.2 million increase for gear drives (higher volume).

The gross margin on sales revenue of 19% in the first quarter of 2008 decreased from 22% in the first quarter of 2007 primarily due to the prior year completion of the large sulphur processing equipment project.

General and administrative expense, interest expense and income taxes:

General and administrative expenses in the first quarter of 2008 were $5.6 million higher than in the first quarter of 2007 primarily due to higher expenses for the metals distribution, railcar leasing and other businesses.

Interest expense in the first quarter of 2008 was $0.3 million lower than in the first quarter of 2007 primarily due to $2.8 million lower interest expense on third-party debt due to principal repayments, more than offsetting $2.5 million higher interest on advances from parent and affiliates.

The provision for income taxes was $30.8 million in the first quarter of 2008 with an effective tax rate of 40.0%, compared with $43.2 million in the first quarter of 2007 with an effective tax rate of 42.3%. The decrease in the effective tax rate was due to lower state income taxes, partially offset by a reduction in the credit for foreign taxes paid.

Financial Condition and Liquidity

1st Quarter 2008 versus 1st Quarter 2007

The funds from the liquidation of short-term investments and available-for-sale securities and net cash provided by operating activities were used to finance additions to the lease fleet, acquisitions and other fixed assets, to service debt obligations and to pay dividends to the Company’s stockholder.

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

Cash flows from operating activities:

Operating activities provided $147.5 million of net cash in the first quarter of 2008, compared with $114.3 million provided in the first quarter of 2007. The net cash provided by operating activities was higher in 2008 primarily due to changes in operating assets and liabilities and higher depreciation, more than offsetting lower net income.

Cash flows from investing activities:

Net cash provided by investing activities was $5.9 million in the first quarter of 2008 compared with $112.6 million net cash used in the first quarter of 2007. The change in net cash related to investing activities was primarily due to sales of short-term investments in 2008 compared to 2007, purchases of businesses in 2007 and lower capital expenditures for the lease fleet in 2008 compared with 2007.

During the first quarter of 2008, the Company invested $159.9 million in the construction and purchase of lease fleet assets, compared with $173.0 million in 2007. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first quarter of 2008, the Company invested $9.6 million in the construction and purchase of other fixed assets, compared with $8.0 million in the first quarter of 2007.

During the first quarter of 2008, the Company decreased its short-term investments by $171.7 million, compared to a net decrease in short-term investments of $71.1 million in the first quarter of 2007. As of the end of March 2008, the Company had no short-term investments or available-for-sale securities.

A subsidiary of the Company sold its remaining investments in Canadian short-term, asset-backed commercial paper at carrying/maturity value of $61.3 million to an affiliated entity on February 29, 2008.

Proceeds from disposals of lease fleet and other fixed assets were $8.3 million in the first quarter of 2008 compared with $9.2 million in the first quarter of 2007.

Cash flows from financing activities:

Net cash used in financing activities was $105.2 million in the first quarter of 2008 compared with net cash provided by financing activities of $40.0 million in the first quarter of 2007 primarily due to a $3.5 million decrease in advances from parent and affiliates in the first quarter of 2008 compared with a $235.7 million increase in advances from parent and affiliates in the first quarter of 2007. Partially offsetting the change in advances from parent and affiliates were lower principal payments of debt and lower cash dividends. Cash dividends to Holdings were $30.0 million in the first quarter of 2008 compared with $39.0 million in the first quarter of 2007.

Management expects future cash provided from operating activities, advances from parent and affiliates, and long-term financings will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivatives are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This statement is effective in 2009 for the Company (early adoption is prohibited). This statement will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. When adopted, this statement is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are applied retrospectively for all periods presented. This statement will not affect reported net income.

In December 2007, the FASB issued SFAS Statement No. 141 Revised, “Business Combinations.” This statement modifies Statement No. 141 but retains the fundamental requirements of Statement No. 141. This statement is effective for acquisitions on or after January 1, 2009 (early adoption is prohibited). This statement retains the purchase method of accounting, with assets purchased and liabilities assumed in an acquisition valued at fair value, and broadens the scope of Statement No. 141. Certain costs, including acquisition costs and restructuring cost, are recognized separately from the accounting for the business acquired. Also, accounting for step acquisitions, contingencies and bargain purchases has been modified. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement was adopted in 2008 and did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of overfunded or underfunded status of defined benefit plans as an asset or liability and the recognition of changes in the funded status through comprehensive income, which was adopted by the Company at the end of 2007. The requirement to use the Company’s year-end as the measurement date is effective for fiscal years ending after December 15, 2008 which will be adopted by the Company in 2008, changing from the current measurement date of September 30. The effect of the change in measurement date is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement was adopted in 2008 and did not have a material effect on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the first quarter of 2008 in the Company’s disclosure of the quantitative and qualitative market risk contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reference is made to “Business - Environmental Matters” in Item 1 and Note 12 “Contingencies” of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain environmental matters and Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2008.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this report, you should carefully consider the risk factors contained in such annual report, as such risks or other risks not currently known to the Company or that the Company does not currently deem material could materially affect the Company’s business, financial condition or future results.

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: May 12, 2008	By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(Principal Financial Officer and Principal Accounting Officer)