Form 10-Q
period 2008-06-30
UNION TANK CAR CO
filed 2008-08-11
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

FOR THE QUARTER ENDED JUNE 30, 2008

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Services (leasing and other)	$246,928	$217,862	$488,130	$431,126
Sales	340,289	287,883	627,307	596,678

	587,217	505,745	1,115,437	1,027,804
Costs and expenses
Cost of services	130,054	121,433	258,535	239,051
Cost of sales	279,240	233,947	512,350	476,264
Closure costs - railcar manufacturing facility	1,514	—	26,312	—
General and administrative	42,096	35,204	84,760	72,278
Interest expense	25,229	29,695	52,165	56,960

	478,133	420,279	934,122	844,553

Operating income	109,084	85,466	181,315	183,251

Interest income	1,705	3,361	4,822	6,688
Other income, net	2,295	1,464	3,992	2,456

Income before income taxes and minority interest	113,084	90,291	190,129	192,395

Provision for income taxes	47,212	35,534	78,005	78,729

Income before minority interest	65,872	54,757	112,124	113,666

Minority interest	2,775	2,183	5,104	4,577

Net income	63,097	52,574	107,020	109,089

Other comprehensive (losses) income
Unrealized (losses) gains on securities, net of tax	(95)	(10)	(29)	11

Comprehensive income	$63,002	$52,564	$106,991	$109,100

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$151,170	$122,114
Short-term investments	—	172,335
Accounts receivable, net of allowances of $4,748 ($6,079 at December 31, 2007)	280,196	209,034
Accounts and notes receivable, affiliate	43,718	43,990
Inventories, net of LIFO reserves of $137,839 ($116,365 at December 31, 2007)	222,058	203,180
Prepaid expenses and deferred charges	24,496	12,442
Railcar lease fleet, net	3,327,873	3,156,456
Intermodal tank container lease fleet, net	409,969	374,828
Other fixed assets, net	277,173	290,995
Other assets	58,812	53,170

Total assets	$4,795,465	$4,638,544

Liabilities and Stockholder’s Equity
Accounts payable	$171,643	$119,677
Accrued liabilities	197,262	205,475
Advances from parent and affiliates	1,144,074	1,055,651
Debt, including $215,112 due within one year ($107,488 at December 31, 2007)	1,055,155	1,137,589
Deferred income taxes and investment tax credits	814,985	745,901

Total liabilities	3,383,119	3,264,293

Minority interest	115,852	110,748

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	169,455
Retained earnings	1,020,484	987,464
Accumulated other comprehensive losses	(134)	(105)

Total stockholder’s equity	1,296,494	1,263,503

Total liabilities and stockholder’s equity	$4,795,465	$4,638,544

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$107,020	$109,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,293	104,994
Deferred income taxes	70,059	35,877
Gains on disposition of lease fleet and other fixed assets	(13,211)	(9,166)
Write-off of building and equipment	10,905	—
Other non-cash income and expenses	8,137	5,555
Changes in assets and liabilities
Accounts receivable	(74,561)	(18,429)
Inventories	(18,507)	11,493
Prepaid expenses and deferred charges	(12,364)	(1,961)
Accounts payable and accrued expenses	45,701	(30,534)

Net cash provided by operating activities	240,472	206,918

Cash flows from investing activities:
Construction and purchase of lease fleet	(314,171)	(345,631)
Construction and purchase of other fixed assets	(16,342)	(17,239)
Proceeds from sales of available-for-sale securities	—	24,462
Purchases of short-term investments	—	(53,293)
Proceeds from sales of short-term investments	171,683	130,618
Increase in other assets	(6,389)	(1,470)
Proceeds from disposals of lease fleet and other fixed assets	21,291	17,709
Purchases of businesses, net of cash acquired	—	(35,523)

Net cash used in investing activities	(143,928)	(280,367)

Cash flows from financing activities:
Increase in advances from parent and affiliates	90,615	372,895
Principal payments of debt	(82,434)	(167,010)
Cash dividends	(74,000)	(76,000)

Net cash (used in) provided by financing activities	(65,819)	129,885

Effect of exchange rates on cash and cash equivalents	(1,669)	12,777

Net increase in cash and cash equivalents	29,056	69,213
Cash and cash equivalents at beginning of year	122,114	165,588

Cash and cash equivalents at end of period	$151,170	$234,801

Cash paid during the period for:
Interest	$34,177	$42,155
Income taxes	1,970	39,934
Non-cash item:
Cumulative effect of adopting FIN 48	$—	$17,073

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	Ownership

UNION TANK CAR COMPANY (the “Company”) is a wholly owned subsidiary of Marmon Holdings, Inc. (“Holdings”). On March 18, 2008, Berkshire Hathaway Inc. (“Berkshire”) purchased 60% of Holdings for $4,500,000. On April 30, 2008, Berkshire purchased an additional 4.4% of Holdings for $329,000. After adjustments for other common share changes, Berkshire owns 63.6% of Holdings’ common stock as of June 30, 2008. The remaining shares of Holdings will be acquired by Berkshire through staged acquisitions over a five to six year period for consideration based on future earnings of Holdings.

Prior to the transactions discussed above, substantially all of the stock of Holdings was owned, directly or indirectly, by trusts for the benefit of certain members of the Pritzker family. As used herein, “Pritzker family” refers to the lineal descendants of Nicholas J. Pritzker, deceased.

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

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the six months ended June 30, 2008 and 2007, Holdings absorbed a loss of $5,486 and a gain of $8,668, respectively.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods.

	June 30, 2008	December 31, 2007
Raw materials	$40,081	$37,564
Work-in-process	38,303	39,341
Finished goods	286,160	247,972
Obsolescence and other reserves	(4,647)	(5,332)

	359,897	319,545
LIFO reserve	(137,839)	(116,365)

Net	$222,058	$203,180

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

3.	Significant Accounting Policies (Continued)

Lease Fleet and Other Fixed Assets

	June 30, 2008	December 31, 2007
Railcar lease fleet
Gross cost	$5,273,289	$5,056,138
Less accumulated depreciation	(1,945,416)	(1,899,682)

	$3,327,873	$3,156,456

Intermodal tank container lease fleet
Gross cost	$596,838	$546,897
Less accumulated depreciation	(186,869)	(172,069)

	$409,969	$374,828

Other fixed assets
Gross cost	$720,782	$711,627
Less accumulated depreciation	(443,609)	(420,632)

	$277,173	$290,995

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

4.	Closure Costs – Railcar Manufacturing Facility

As a result of a declining market for tank car sales and leases and long-term demand estimates, the Company announced on March 28, 2008 the closure of its railcar manufacturing facility in East Chicago, Indiana effective at the end of May 2008. The charges related to the closure are detailed as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Write-off of building and equipment	$—	$10,905
Severance and fringe benefits	—	11,141
Environmental related costs	—	3,758
Reduction in post-retirement liabilities	—	(1,806)
Relocation costs for equipment, etc.	1,126	1,126
Other	388	1,188

Total	$1,514	$26,312

The Company estimates an additional $5,100 of period costs will be incurred over the remainder of 2008 for this closure.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended June 30, 2008
Services revenue	$185.8	$2.7	$33.9	$24.5	$246.9
Sales revenue	4.6	275.7	—	60.0	340.3
Income before income taxes and minority interest	63.7	26.1	12.8	10.5	113.1

Three months ended June 30, 2007
Services revenue	$165.5	$2.7	$30.3	$19.4	$217.9
Sales revenue	6.0	242.3	—	39.6	287.9
Income before income taxes and minority interest	53.5	25.1	9.8	1.9	90.3

Six months ended June 30, 2008
Services revenue	$368.9	$5.1	$66.6	$47.5	$488.1
Sales revenue	4.9	516.6	—	105.8	627.3
Income before income taxes and minority interest	99.1	50.1	25.3	15.6	190.1

Six months ended June 30, 2007
Services revenue	$329.0	$4.6	$59.8	$37.7	$431.1
Sales revenue	16.2	462.2	—	118.3	596.7
Income before income taxes and minority interest	99.3	48.5	19.4	25.2	192.4

6.	Completed Contracts

Certain projects are accounted for using the completed contract method because of the inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion. Net billings in excess of costs included in accrued liabilities in the condensed consolidated balance sheets are as follows:

	June 30, 2008	December 31, 2007
Costs incurred	$7,915	$4,166
Deferred revenue	(13,434)	(5,975)

Net billings in excess of costs	$(5,519)	$(1,809)

7.	Commitments and Contingencies

The Company’s Canadian subsidiaries have a demand credit facility of approximately $34,500 available on a no-fee basis at June 30, 2008. Holdings is a guarantor of this demand credit facility. At June 30, 2008, $11,151 of letters of credit were outstanding; no amounts were outstanding for overdrafts or borrowings.

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

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Six Months Ended June 30,
	2008	2007
Balance at beginning of year	$1,715	$769
Warranties issued	745	2,539
Settlements/reversals	(603)	(1,683)

Balance at end of period	$1,857	$1,625

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

The Company has early buyout options for railcars under certain sale-leaseback financing arrangements. The exercise price for these buyout options are $137,740, $29,351 and $92,055 in 2009, 2010 and 2012, respectively.

8.	Consolidating Financial Information

In April 2008, the Company paid off the remaining equipment trust certificates that required disclosure of condensed consolidating financial statements. Accordingly, this disclosure is no longer included.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2008 and our quarterly report for the period ended March 31, 2008 filed with the SEC on May 12, 2008.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2008 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

2nd Quarter 2008 versus 2nd Quarter 2007

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

Second quarter revenues and gross profit from services were as follows:

	2008	2007	Increase
	(Dollars in Thousands)
Services revenue	$246,928	$217,862	$29,066
Cost of services	130,054	121,433	8,621

Gross profit from services	$116,874	$96,429	$20,445
Gross profit %	47%	44%

Services revenue in the second quarter of 2008 increased $29.1 million from the second quarter of 2007 due to $20.4 million higher railcar leasing and service revenues (higher lease rates and equipment additions), $3.6 million higher intermodal tank container leasing revenues (equipment additions, favorable foreign currency rates and higher lease rates), $2.9 million higher revenue in the sulphur processing business (higher volume) and $2.2 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the second quarter of 2008 increased $20.4 million from the second quarter of 2007 primarily due to a $15.3 million increase for railcar leasing (higher lease rates and equipment additions more than offsetting higher maintenance expense), a $2.9 million increase for the intermodal tank container leasing business (equipment additions, favorable foreign currency rates and higher lease rates) and a $1.0 million increase for the sulphur processing business (higher volume).

Gains on disposals of lease fleet and other fixed assets, primarily on railcars and tank containers, totaled $8.8 million in the second quarter of 2008 compared to $3.9 million in the second quarter of 2007. Gains on disposals are treated as a reduction to the cost of services.

The gross margin on services revenue of 47% in the second quarter of 2008 increased from 44% in the second quarter of 2007 due to a higher margin in the railcar leasing business (higher lease rates and equipment additions more than offsetting higher maintenance expense) and a higher margin in the intermodal tank container leasing business (favorable foreign currency rates and higher lease rates).

Average fleet utilization of the Company’s railcar fleet was 98% for the second quarter of 2008 compared with 99% for the second quarter of 2007. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand for products of the metals distribution business remained strong. Demand for new railcars declined.

See Note 4 of the Notes to the Condensed Consolidated Financial Statements with respect to the $1.5 million closure costs of the East Chicago, Indiana railcar manufacturing facility incurred in the second quarter of 2008.

Second quarter revenues and gross profit from sales were as follows:

	2008	2007	Increase
	(Dollars in Thousands)
Sales revenue	$340,289	$287,883	$52,406
Cost of sales	279,240	233,947	45,293

Gross profit from sales	$61,049	$53,936	$7,113
Gross profit %	18%	19%

Sales revenue for the second quarter of 2008 increased $52.4 million from the second quarter of 2007 due to $33.4 million higher sales of metals distribution products (higher prices and higher volume), $11.3 million higher sales of sulphur processing equipment (completion of a large project in the second quarter of 2008), $4.1 million higher sales of containment vessel heads (higher volume), $2.3 million higher sales of light rail transit products (higher volume) and $1.7 million higher sales of gear drives (higher volume). These increases were partially offset by a $1.4 million decrease in sales of manufactured railcars (lower sales volume).

Gross profit on sales revenue in the second quarter of 2008 increased $7.1 million from the second quarter of 2007 primarily due to a $2.6 million increase for sulphur processing equipment (completion of a large project), a $2.3 million increase for metals distribution products (higher prices and higher volume partly offset by higher costs), a $1.2 million increase for containment vessel heads (higher volume) and a $1.0 million increase for light rail transit products (higher volume). These increases were partially offset by a $1.2 million decrease for manufactured railcars (lower sales volume and higher costs).

The gross margin on sales revenue of 18% in the second quarter of 2008 decreased from 19% in the second quarter of 2007 primarily due to lower margins in the metals distribution business.

General and administrative expense, interest expense and income taxes:

General and administrative expenses in the second quarter of 2008 were $6.9 million higher than in the second quarter of 2007 primarily due to higher expenses for the railcar leasing and metals distribution businesses.

Interest expense in the second quarter of 2008 was $4.5 million lower than in the second quarter of 2007 primarily due to $2.2 million lower interest expense on third-party debt as a result of principal repayments and $2.3 million lower interest on advances from parent and affiliates as a result of lower interest rates more than offsetting higher balances.

The provision for income taxes of $47.2 million in the second quarter of 2008, with an effective tax rate of 41.7%, compared with $35.5 million in the comparable 2007 quarter, with an effective tax rate of 39.4%. The increase in the effective tax rate was the result of a lower credit for foreign taxes paid.

Six Months 2008 versus Six Months 2007

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

First six months revenues and gross profit from services were as follows:

	2008	2007	Increase
	(Dollars in Thousands)
Services revenue	$488,130	$431,126	$57,004
Cost of services	258,535	239,051	19,484

Gross profit from services	$229,595	$192,075	$37,520
Gross profit %	47%	45%

Services revenue in the first six months of 2008 increased $57.0 million from the first six months of 2007 due to $39.9 million higher railcar leasing and service revenues (higher lease rates and equipment additions), $6.9 million higher intermodal tank container leasing revenues (equipment additions, favorable foreign currency rates and higher lease rates), $6.2 million higher revenue in the sulphur processing business (higher volume) and $3.5 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the first six months of 2008 increased $37.5 million from the first six months of 2007 primarily due to a $28.9 million increase for railcar leasing (higher lease rates and equipment additions more than offsetting higher maintenance expense), a $5.2 million increase for the intermodal tank container leasing business (equipment additions, favorable foreign currency rates and higher lease rates) and a $2.3 million increase for the sulphur processing business (higher volume).

Gains on disposals of lease fleet and other fixed assets, primarily on railcars and tank containers, totaled $13.2 million in the first six months of 2008 compared to $9.2 million in the first six months of 2007. Gains on disposals are treated as a reduction to the cost of services.

The gross margin on services revenue of 47% in the first six months of 2008 increased from 45% in the first six months of 2007 due to a higher margin in the railcar leasing business (higher lease rates and equipment additions more than offsetting higher maintenance expense) and a higher margin in the intermodal tank container leasing business (favorable foreign currency rates and higher lease rates).

Average fleet utilization of the Company’s railcar fleet was 98% for the first six months of 2008 compared with 99% for the first six months of 2007. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand for products of the metals distribution business remained strong. Demand for new railcars declined.

See Note 4 of the Notes to the Condensed Consolidated Financial Statements with respect to the $26.3 million closure costs of the East Chicago, Indiana railcar manufacturing facility incurred in the first six months of 2008.

First six months revenues and gross profit from sales were as follows:

	2008	2007	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$627,307	$596,678	$30,629
Cost of sales	512,350	476,264	36,086

Gross profit from sales	$114,957	$120,414	$(5,457)
Gross profit %	18%	20%

Sales revenue for the first six months of 2008 increased $30.6 million from the first six months of 2007 due to $54.4 million higher sales of metals distribution products (higher prices and higher volume including the volume impact of 2007 acquisitions), $5.0 million higher sales of containment vessel heads (higher volume), $4.1 million higher sales of gear drives (higher volume), $2.7 million higher sales of light rail transit products (higher volume) and $2.5 million higher sales of mobile railcar moving equipment (higher volume). These increases were partially offset by $27.7 million lower sales of sulphur processing equipment (completion of a large project in the first quarter of 2007) and a $11.4 million decrease in sales of manufactured railcars (lower sales volume).

Gross profit on sales revenue in the first six months of 2008 decreased $5.5 million from the first six months of 2007 primarily due to a $16.4 million decrease for sulphur processing equipment (completion of a large project in the first quarter of 2007). This decrease was partially offset by a $4.9 million increase for metals distribution products (higher prices and higher volume including the volume impact of 2007 acquisitions, partly offset by higher costs), a $1.9 million increase for mobile railcar moving equipment (higher volume), a $1.8 million increase for gear drives (higher volume), a $1.3 million increase for containment vessel heads (higher volume) and a $1.1 million increase for light rail transit products (higher volume).

The gross margin on sales revenue of 18% in the first six months of 2008 decreased from 20% in the first six months of 2007 primarily due to the completion of the large sulphur processing equipment project in the first quarter of 2007, but was also impacted by lower margins for metals distribution products.

General and administrative expense, interest expense and income taxes:

General and administrative expenses in the first six months of 2008 were $12.5 million higher than in the first six months of 2007 primarily due to higher expenses for the railcar leasing and metals distribution businesses, including the impact of March 2007 acquisitions.

Interest expense in the first six months of 2008 was $4.8 million lower than in the first six months of 2007 primarily due to $5.0 million lower interest expense on third-party debt as a result of principal repayments, partially offset by $0.2 million higher interest on advances from parent and affiliates as a result of higher balances more than offsetting lower interest rates.

The provision for income taxes of $78.0 million for the first six months of 2008, with an effective tax rate of 41.0%, compared with $78.7 million in the comparable 2007 period, with an effective tax rate of 40.9%.

Financial Condition and Liquidity

Six Months 2008 versus Six Months 2007

Net cash provided by operating activities, funds from the liquidation of short-term investments and advances from Holdings and affiliates were used to finance additions to the lease fleet and other fixed assets, to service debt obligations and to pay dividends to the Company’s stockholder.

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

Cash flows from operating activities:

Operating activities provided $240.5 million of net cash in the first six months of 2008, compared with $206.9 million provided in the first six months of 2007. The net cash provided by operating activities was higher in 2008 primarily due to higher deferred income taxes and higher depreciation, more than offsetting net changes in operating assets and liabilities.

Cash flows from investing activities:

Net cash used in investing activities was $143.9 million in the first six months of 2008 compared with $280.4 million net cash used in the first six months of 2007. The change in net cash related to investing activities was primarily due to net sales of short-term investments in 2008 compared to 2007, purchases of businesses in 2007 and lower capital expenditures for the lease fleet in 2008 compared with 2007.

During the first six months of 2008, the Company invested $314.2 million in the construction and purchase of lease fleet assets, compared with $345.6 million in 2007. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first six months of 2008, the Company invested $16.3 million in the construction and purchase of other fixed assets, compared with $17.2 million in the first six months of 2007.

During the first six months of 2008, the Company decreased its short-term investments by $171.7 million, compared to a net decrease in short-term investments of $77.3 million in the first six months of 2007. As of the end of June 2008, the Company had no short-term investments or available-for-sale securities.

A subsidiary of the Company sold its remaining investments in Canadian short-term, asset-backed commercial paper at carrying/maturity value of $61.3 million to an affiliated entity on February 29, 2008.

Proceeds from disposals of lease fleet and other fixed assets were $21.3 million in the first six months of 2008 compared with $17.7 million in the first six months of 2007.

Cash flows from financing activities:

Net cash used in financing activities was $65.8 million in the first six months of 2008 compared with net cash provided by financing activities of $129.9 million in the first six months of 2007 primarily due to a $90.6 million increase in advances from parent and affiliates in the first six months of 2008 compared with a $372.9 million increase in the comparable period in 2007. Partially offsetting the change in advances from parent and affiliates were lower principal payments of debt and lower cash dividends. Principal payments of debt totaled $82.4 million in the first six months of 2008 compared with $167.0 million in the first six months of 2007. Cash dividends to Holdings were $74.0 million in the first six months of 2008 compared with $76.0 million in the first six months of 2007.

Management expects future cash provided from operating activities, advances from parent and affiliates, and long-term financings will be adequate to provide for the continued investment in the Company’s business and enable it to meet its debt service obligations.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued two new statements, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and SFAS No. 163, “Accounting for Financial Guarantee Contracts - An Interpretation of FASB Statement No. 60.” Neither of these statements is expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivatives are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This statement is effective in 2009 for the Company (early adoption is prohibited). This statement will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. Any changes in ownership interests of a noncontrolling interest where the parent retains a controlling interest in the subsidiary are reported as equity transactions. When adopted, this statement is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are applied retrospectively for all periods presented. The Company is evaluating the impact of this statement.

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

There have been no material changes during the first six months of 2008 in the Company’s disclosure of the quantitative and qualitative market risk contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reference is made to “Business - Environmental Matters” in Item 1 and Note 12 “Contingencies” of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain environmental matters and Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended June 30, 2008.

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

UNION TANK CAR COMPANY
REGISTRANT

Dated:	August 11, 2008	By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(Principal Financial Officer and Principal Accounting Officer)