Form 10-Q
period 2008-09-30
UNION TANK CAR CO
filed 2008-11-10
CIK 100923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ ((Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no voting stock held by non-affiliates of the registrant.

UNION TANK CAR COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

*	The response to these items is “None” and the items are omitted from the report pursuant to the instructions to Item II to Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Services (leasing and other)	$250,834	$230,852	$738,964	$661,978
Sales	338,795	277,295	966,102	873,973

	589,629	508,147	1,705,066	1,535,951
Costs and expenses
Cost of services	132,816	117,633	391,351	356,684
Cost of sales	286,081	229,266	798,431	705,530
Closure costs - railcar manufacturing facility	564	—	26,876	—
General and administrative	42,214	38,075	126,974	110,353
Interest expense	26,990	31,437	79,155	88,397

	488,665	416,411	1,422,787	1,260,964

Operating income	100,964	91,736	282,279	274,987

Interest income	1,454	3,616	6,276	10,304
Other income, net	1,863	1,273	5,855	3,729

Income before income taxes and minority interest	104,281	96,625	294,410	289,020

Provision for income taxes	47,811	40,916	125,816	119,645

Income before minority interest	56,470	55,709	168,594	169,375

Minority interest	2,475	2,568	7,579	7,145

Net income	53,995	53,141	161,015	162,230

Other comprehensive (losses) income
Unrealized (losses) gains on securities, net of tax	(15)	30	(44)	41

Comprehensive income	$53,980	$53,171	$160,971	$162,271

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Cash and cash equivalents	$138,296	$122,114
Short-term investments	—	172,335
Accounts receivable, net of allowances of $5,336 ($6,079 at December 31, 2007)	263,396	209,034
Accounts and notes receivable, affiliate	43,695	43,990
Inventories, net of LIFO reserves of $161,401 ($116,365 at December 31, 2007)	232,298	203,180
Prepaid expenses and deferred charges	15,252	12,442
Railcar lease fleet, net	3,393,713	3,156,456
Intermodal tank container lease fleet, net	418,983	374,828
Other fixed assets, net	276,417	290,995
Other assets	59,885	53,170

Total assets	$4,841,935	$4,638,544

Liabilities and Stockholder’s Equity

Accounts payable	$160,352	$119,677
Accrued liabilities	215,307	205,475
Advances from parent and affiliates	1,139,738	1,055,651
Debt, including $205,103 due within one year ($107,488 at December 31, 2007)	1,045,129	1,137,589
Deferred income taxes and investment tax credits	850,608	745,901

Total liabilities	3,411,134	3,264,293

Minority interest	118,327	110,748

Stockholder’s equity
Common stock	106,689	106,689
Additional capital	169,455	169,455
Retained earnings	1,036,479	987,464
Accumulated other comprehensive losses	(149)	(105)

Total stockholder’s equity	1,312,474	1,263,503

Total liabilities and stockholder’s equity	$4,841,935	$4,638,544

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$161,015	$162,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,911	159,594
Deferred income taxes	106,497	55,438
Gains on disposition of lease fleet and other fixed assets	(19,927)	(21,074)
Write-off of building and equipment	10,905	—
Other non-cash income and expenses	12,233	8,494
Changes in assets and liabilities
Accounts receivable	(60,242)	(25,914)
Inventories	(28,743)	24,029
Prepaid expenses and deferred charges	(3,170)	(2,341)
Accounts payable and accrued liabilities	51,533	(37)

Net cash provided by operating activities	409,012	360,419

Cash flows from investing activities:
Construction and purchase of lease fleet	(449,034)	(513,570)
Construction and purchase of other fixed assets	(24,271)	(28,279)
Proceeds from sales of available-for-sale securities	—	24,462
Purchases of short-term investments	—	(235,275)
Proceeds from sales of short-term investments	171,683	151,040
Increase in other assets	(7,216)	(2,163)
Proceeds from disposals of lease fleet and other fixed assets	33,493	36,813
Purchases of businesses, net of cash acquired	—	(35,523)

Net cash used in investing activities	(275,345)	(602,495)

Cash flows from financing activities:
Increase in advances from parent and affiliates	92,022	455,016
Principal payments of debt	(92,460)	(182,035)
Cash dividends	(112,000)	(113,000)

Net cash (used in) provided by financing activities	(112,438)	159,981

Effect of exchange rates on cash and cash equivalents	(5,047)	24,656

Net increase (decrease) in cash and cash equivalents	16,182	(57,439)

Cash and cash equivalents at beginning of year	122,114	165,588

Cash and cash equivalents at end of period	$138,296	$108,149

Cash paid during the period for:
Interest	$34,752	$46,301
Income taxes	14,693	58,630
Non-cash item:
Cumulative effect of adopting FIN 48	$—	$17,073

See notes to condensed consolidated financial statements.

UNION TANK CAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	Ownership

UNION TANK CAR COMPANY (the “Company”) is a wholly owned subsidiary of Marmon Holdings, Inc. (“Holdings”). On March 18, 2008, Berkshire Hathaway Inc. (“Berkshire”) purchased 60% of Holdings for $4,500,000. On April 30, 2008, Berkshire purchased an additional 4.4% of Holdings for $329,000. After adjustments for other common share changes, Berkshire owns 63.6% of Holdings’ common stock as of September 30, 2008. The remaining shares of Holdings will be acquired by Berkshire through staged acquisitions over a five to six year period for consideration based on future earnings of Holdings.

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

Foreign currency translation adjustments and transaction gains and losses are borne by Holdings. For the nine months ended September 30, 2008 and 2007, Holdings absorbed a loss of $5,586 and a gain of $12,481, respectively.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) or last-in, first-out (“LIFO”) methods.

	September 30, 2008	December 31, 2007
Raw materials	$46,910	$37,564
Work-in-process	38,367	39,341
Finished goods	312,648	247,972
Obsolescence and other reserves	(4,226)	(5,332)

	393,699	319,545
LIFO reserve	(161,401)	(116,365)

Net	$232,298	$203,180

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

3.	Significant Accounting Policies (Continued)

Lease Fleet and Other Fixed Assets

	September 30, 2008	December 31, 2007
Railcar lease fleet
Gross cost	$5,343,073	$5,056,138
Less accumulated depreciation	(1,949,360)	(1,899,682)

	$3,393,713	$3,156,456

Intermodal tank container lease fleet
Gross cost	$613,847	$546,897
Less accumulated depreciation	(194,864)	(172,069)

	$418,983	$374,828

Other fixed assets
Gross cost	$725,538	$711,627
Less accumulated depreciation	(449,121)	(420,632)

	$276,417	$290,995

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

4.	Closure Costs – Railcar Manufacturing Facility

As a result of a declining market for tank car sales and leases and long-term demand estimates, the Company announced on March 28, 2008 the closure of its railcar manufacturing facility in East Chicago, Indiana effective at the end of May 2008. The charges related to the closure are detailed as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Write-off of building and equipment	$—	$10,905
Severance and fringe benefits	83	11,224
Environmental related costs	(368)	3,390
Reduction in post-retirement liabilities	—	(1,806)
Relocation costs for equipment, etc.	829	1,955
Other	20	1,208

Total	$564	$26,876

The Company estimates an additional $1,600 of period expense will be incurred over the remainder of 2008 for this closure.

5.	Segment Information

The Company operates its largest businesses in three segments: Railcar, Metals Distribution and Intermodal Tank Container Leasing. Segmentation of the Company’s businesses is based upon markets served and organizational structure. The remaining businesses of the Company plus corporate headquarters items and eliminations, are shown as All Other in the table:

	Railcar	Metals Distribution	Intermodal Tank Container Leasing	All Other	Consolidated Totals
	(Dollars in Millions)
Three months ended September 30, 2008
Services revenue	$190.4	$2.9	$34.3	$23.2	$250.8
Sales revenue	9.5	273.5	—	55.8	338.8
Income before income taxes and minority interest	69.4	19.7	11.8	3.4	104.3

Three months ended September 30, 2007
Services revenue	$176.6	$2.6	$31.2	$20.5	$230.9
Sales revenue	13.2	224.6	—	39.5	277.3
Income before income taxes and minority interest	62.7	22.2	11.4	0.3	96.6

Nine months ended September 30, 2008
Services revenue	$559.3	$8.0	$100.9	$70.8	$739.0
Sales revenue	14.4	790.1	—	161.6	966.1
Income before income taxes and minority interest	168.5	69.8	37.1	19.0	294.4

Nine months ended September 30, 2007
Services revenue	$505.6	$7.2	$91.0	$58.2	$662.0
Sales revenue	29.4	686.8	—	157.8	874.0
Income before income taxes and minority interest	162.0	70.7	30.8	25.5	289.0

6.	Completed Contracts

Certain projects are accounted for using the completed contract method because of the inherent difficulty and uncertainty in estimating the total cost of completion and the extent of progress toward completion. Net billings in excess of costs included in accrued liabilities in the condensed consolidated balance sheets are as follows:

	September 30, 2008	December 31, 2007
Costs incurred	$8,148	$4,166
Deferred revenue	(12,913)	(5,975)

Net billings in excess of costs	$(4,765)	$(1,809)

7.	Commitments and Contingencies

The Company’s Canadian subsidiaries have a demand credit facility of approximately $33,800 available on a no-fee basis at September 30, 2008. Holdings is a guarantor of this demand credit facility. At September 30, 2008, $6,682 of letters of credit were outstanding; no amounts were outstanding for overdrafts or borrowings.

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

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company’s product warranty accrual during the periods are as follows:

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of year	$1,715	$769
Warranties issued	983	1,932
Settlements/reversals	(674)	(969)

Balance at end of period	$2,024	$1,732

7.	Commitments and Contingencies (Continued)

The Company maintains appropriate allowances for warranties and periodically reviews the amount of allowances based on management’s assessment of various factors, including claims experience.

The Company has early buyout options for railcars under certain sale-leaseback financing arrangements. The exercise price for these buyout options are $137,694, $29,351 and $92,055 in 2009, 2010 and 2012, respectively. The 2009 buyout options have been exercised and will be consummated in the first quarter of 2009.

8.	Consolidating Financial Information

In April 2008, the Company paid off the remaining equipment trust certificates that required disclosure of condensed consolidating financial statements. Accordingly, this disclosure is no longer included.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2008 and our quarterly reports for the periods ended March 31, 2008 and June 30, 2008 filed with the SEC on May 12, 2008 and August 11, 2008, respectively.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2008 may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. In addition, certain factors, including risk factors identified in “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

Results of Operations

3rd Quarter 2008 versus 3rd Quarter 2007

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

Third quarter revenues and gross profit from services were as follows:

	2008	2007	Increase
	(Dollars in Thousands)
Services revenue	$250,834	$230,852	$19,982
Cost of services	132,816	117,633	15,183

Gross profit from services	$118,018	$113,219	$4,799
Gross profit %	47%	49%

Services revenue in the third quarter of 2008 increased $20.0 million from the third quarter of 2007 due to $13.8 million higher railcar leasing and service revenues (higher lease rates and equipment additions), $3.0 million higher intermodal tank container leasing revenues (equipment additions, favorable foreign currency rates and higher lease rates), $1.7 million higher revenue in the contract rail switching business (higher volume) and $1.2 million higher revenue in the sulphur processing business (higher rates).

Gross profit on services revenue in the third quarter of 2008 increased $4.8 million from the third quarter of 2007 primarily due to a $2.8 million increase for railcar leasing (higher lease rates and equipment additions more than offsetting lower disposal gains), a $1.2 million increase for the intermodal tank container leasing business (equipment additions, higher lease rates and favorable foreign currency rates) and a $0.8 million increase for the contract rail switching business (higher volume).

Gains on disposals of lease fleet and other fixed assets, primarily on railcars and tank containers, totaled $6.7 million in the third quarter of 2008 compared to $11.9 million in the third quarter of 2007. Gains on disposals are treated as a reduction to the cost of services.

The gross profit margin on services revenue of 47% in the third quarter of 2008 decreased from 49% in the third quarter of 2007 primarily due to lower gains on disposals of lease fleet assets.

Average fleet utilization of the Company’s railcar fleet was 98% for the third quarter of 2008 compared with 99% for the third quarter of 2007. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand for products of the metals distribution business remained strong. Demand for new railcars declined.

See Note 4 of the Notes to the Condensed Consolidated Financial Statements with respect to the $0.6 million closure costs of the East Chicago, Indiana railcar manufacturing facility incurred in the third quarter of 2008.

Third quarter revenues and gross profit from sales were as follows:

	2008	2007	Increase
	(Dollars in Thousands)
Sales revenue	$338,795	$277,295	$61,500
Cost of sales	286,081	229,266	56,815

Gross profit from sales	$52,714	$48,029	$4,685
Gross profit %	16%	17%

Sales revenue for the third quarter of 2008 increased $61.5 million from the third quarter of 2007 due to $49.7 million higher sales of metals distribution products (higher prices more than offsetting lower volume), $4.8 million higher sales of sulphur processing equipment (completion of a project in the third quarter of 2008), $3.2 million higher sales of containment vessel heads (higher volume), $2.7 million higher sales of gear drives (higher volume), $2.4 million higher sales of light rail transit products (higher volume) and $2.4 million higher sales of mobile railcar moving equipment (higher volume). These increases were partially offset by a $3.7 million decrease in sales of manufactured railcars (lower sales volume).

Gross profit on sales revenue in the third quarter of 2008 increased $4.7 million from the third quarter of 2007 primarily due to a $1.9 million increase for manufactured railcars (higher prices offsetting lower sales volume and higher costs), a $1.9 million increase for containment vessel heads (higher volume), a $1.1 million increase for light rail transit products (higher volume) and a $0.7 million increase for mobile railcar moving equipment (higher volume). These increases were partially offset by a $1.0 million decrease for metals distribution products (lower volume and higher costs more than offsetting higher prices).

The gross profit margin on sales revenue of 16% in the third quarter of 2008 decreased from 17% in the third quarter of 2007 primarily due to lower margins in the metals distribution business.

General and administrative expense, interest expense and income taxes:

General and administrative expenses in the third quarter of 2008 were $4.1 million higher than in the third quarter of 2007 primarily due to higher expenses for the metals distribution business.

Interest expense in the third quarter of 2008 was $4.4 million lower than in the third quarter of 2007 due to $2.3 million lower interest expense on third-party debt as a result of principal repayments and $2.1 million lower interest expense on advances from parent and affiliates as a result of lower interest rates more than offsetting higher balances.

The provision for income taxes of $47.8 million in the third quarter of 2008, with an effective tax rate of 45.9%, compared with $40.9 million in the comparable 2007 quarter, with an effective tax rate of 42.3%. The increase in the effective tax rate was primarily the result of higher state income tax accruals.

Nine Months 2008 versus Nine Months 2007

Services revenue and gross profit:

The equipment leasing businesses continued to perform well in all major markets. Demand for leased railcars and intermodal tank containers remained strong, resulting in fleet growth, improved lease rental rates and continued high fleet utilization.

First nine months revenues and gross profit from services were as follows:

	2008	2007	Increase
	(Dollars in Thousands)
Services revenue	$738,964	$661,978	$76,986
Cost of services	391,351	356,684	34,667

Gross profit from services	$347,613	$305,294	$42,319
Gross profit %	47%	46%

Services revenue in the first nine months of 2008 increased $77.0 million from the first nine months of 2007 due to $53.7 million higher railcar leasing and service revenues (higher lease rates and equipment additions), $9.9 million higher intermodal tank container leasing revenues (equipment additions, favorable foreign currency rates and higher lease rates), $7.4 million higher revenue in the sulphur processing business (higher rates and higher volume) and $5.2 million higher revenue in the contract rail switching business (higher volume).

Gross profit on services revenue in the first nine months of 2008 increased $42.3 million from the first nine months of 2007 primarily due to a $31.7 million increase for railcar leasing (higher lease rates and equipment additions more than offsetting higher maintenance expense), a $6.3 million increase for the intermodal tank container leasing business (equipment additions, favorable foreign currency rates and higher lease rates), a $2.3 million increase for the sulphur processing business (higher rates and higher volume) and a $1.4 million increase for the contract rail switching business (higher volume).

Gains on disposals of lease fleet and other fixed assets, primarily on railcars and tank containers, totaled $19.9 million in the first nine months of 2008 compared to $21.1 million in the first nine months of 2007. Gains on disposals are treated as a reduction to the cost of services.

The gross profit margin on services revenue of 47% in the first nine months of 2008 increased from 46% in the first nine months of 2007 due to a higher margin in the railcar leasing business (higher lease rates and equipment additions more than offsetting higher maintenance expense) and a higher margin in the intermodal tank container leasing business (favorable foreign currency rates and higher lease rates).

Average fleet utilization of the Company’s railcar fleet was 98% for the first nine months of 2008 compared with 99% for the first nine months of 2007. Utilization rates of the Company’s existing railcars are driven by long-term requirements of manufacturers and shippers of chemical products, including liquid fertilizers, liquified petroleum gas and other petroleum and fuel products, food products, and bulk plastics, and suitability of the Company’s fleet to meet such demand. The potential impact of short-term fluctuations in demand is tempered by the longer-term nature of the leases.

Sales revenue and gross profit:

Demand for products of the metals distribution business remained strong, although profit margins have weakened. Demand for new railcars declined.

See Note 4 of the Notes to the Condensed Consolidated Financial Statements with respect to the $26.9 million closure costs of the East Chicago, Indiana railcar manufacturing facility incurred in the first nine months of 2008.

First nine months revenues and gross profit from sales were as follows:

	2008	2007	Increase (Decrease)
	(Dollars in Thousands)
Sales revenue	$966,102	$873,973	$92,129
Cost of sales	798,431	705,530	92,901

Gross profit from sales	$167,671	$168,443	$(772)
Gross profit %	17%	19%

Sales revenue for the first nine months of 2008 increased $92.1 million from the first nine months of 2007 due to $104.5 million higher sales of metals distribution products (higher prices and higher volume including the volume impact of 2007 acquisitions), $8.6 million higher sales of containment vessel heads (higher volume), $6.8 million higher sales of gear drives (higher volume), $5.1 million higher sales of light rail transit products (higher volume) and $4.9 million higher sales of mobile railcar moving equipment (higher volume). These increases were partially offset by $22.9 million lower sales of sulphur processing equipment (completion of a large project in the first quarter of 2007) and a $15.0 million decrease in sales of manufactured railcars (lower sales volume).

Gross profit on sales revenue in the first nine months of 2008 decreased $0.8 million from the first nine months of 2007 primarily due to a $16.1 million decrease for sulphur processing equipment (completion of a large project in the first quarter of 2007). This decrease was partially offset by a $4.0 million increase for metals distribution products (higher prices and higher volume including the volume impact of 2007 acquisitions, partly offset by higher costs), a $3.1 million increase for containment vessel heads (higher volume), a $2.6 million increase for mobile railcar moving equipment (higher volume), a $2.2 million increase for gear drives (higher volume), a $2.2 million increase for light rail transit products (higher volume) and a $1.9 million increase for manufactured railcars (higher prices offsetting lower sales volume and higher costs).

The gross profit margin on sales revenue of 17% in the first nine months of 2008 decreased from 19% in the first nine months of 2007 primarily due to the completion of the large sulphur processing equipment project in the first quarter of 2007, but was also impacted by lower margins for metals distribution products.

General and administrative expense, interest expense and income taxes:

General and administrative expenses in the first nine months of 2008 were $16.6 million higher than in the first nine months of 2007 primarily due to higher expenses for the railcar leasing and metals distribution businesses, including the impact of March 2007 acquisitions.

Interest expense in the first nine months of 2008 was $9.2 million lower than in the first nine months of 2007 due to $7.3 million lower interest expense on third-party debt as a result of principal repayments and $1.9 million lower interest expense on advances from parent and affiliates as a result of lower interest rates more than offsetting higher balances.

The provision for income taxes of $125.8 million for the first nine months of 2008, with an effective tax rate of 42.7%, compared with $119.6 million in the comparable 2007 period, with an effective tax rate of 41.4%. The increase in the effective tax rate was the result of a reduction in the credit for foreign taxes paid.

Financial Condition and Liquidity

Nine Months 2008 versus Nine Months 2007

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

Cash flows from operating activities:

Operating activities provided $409.0 million of net cash in the first nine months of 2008, compared with $360.4 million provided in the first nine months of 2007. The net cash provided by operating activities was higher in 2008 primarily due to higher deferred income taxes and higher depreciation, more than offsetting net changes in operating assets and liabilities.

Cash flows from investing activities:

Net cash used in investing activities was $275.3 million in the first nine months of 2008 compared with $602.5 million net cash used in the first nine months of 2007. The change in net cash related to investing activities was primarily due to higher net sales of short-term investments in 2008 compared to 2007, lower capital expenditures for the lease fleet in 2008 compared with 2007 and purchases of businesses in 2007.

During the first nine months of 2008, the Company invested $449.0 million in the construction and purchase of lease fleet assets, compared with $513.6 million in 2007. Since capital expenditures for railcars are generally incurred subsequent to receipt of firm customer lease orders, such expenditures are discretionary to the Company based on its desire to accept those lease orders. Capital expenditures for intermodal tank containers are likewise discretionary in the intermodal tank container business.

During the first nine months of 2008, the Company invested $24.3 million in the construction and purchase of other fixed assets, compared with $28.3 million in the first nine months of 2007.

During the first nine months of 2008, the Company decreased its short-term investments by $171.7 million, compared to a net increase in short-term investments of $84.2 million in the first nine months of 2007. As of the end of September 2008, the Company had no short-term investments or available-for-sale securities.

A subsidiary of the Company sold its remaining investments in Canadian short-term, asset-backed commercial paper at carrying/maturity value of $61.3 million to an affiliated entity on February 29, 2008.

Proceeds from disposals of lease fleet and other fixed assets were $33.5 million in the first nine months of 2008 compared with $36.8 million in the first nine months of 2007.

Cash flows from financing activities:

Net cash used in financing activities was $112.4 million in the first nine months of 2008 compared with net cash provided by financing activities of $160.0 million in the first nine months of 2007 primarily due to a $92.0 million increase in advances from parent and affiliates in the first nine months of 2008 compared with a $455.0 million increase in the comparable period in 2007. Partially offsetting the change in advances from parent and affiliates were lower principal payments of debt. Principal payments of debt totaled $92.5 million in the first nine months of 2008 compared with $182.0 million in the first nine months of 2007. Cash dividends to Holdings were $112.0 million in the first nine months of 2008 compared with $113.0 million in the first nine months of 2007.

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

There have been no material changes during the first nine months of 2008 in the Company’s disclosure of the quantitative and qualitative market risk contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reference is made to “Business - Environmental Matters” in Item 1 and Note 12 “Contingencies” of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain environmental matters and Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2008.

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

UNION TANK CAR COMPANY

REGISTRANT

Dated: November 10, 2008	By:	/s/ Mark J. Garrette
Mark J. Garrette
Vice President
(Principal Financial Officer and Principal Accounting Officer)